Form 10-Q
period 2020-06-30
ARYA Sciences Acquisition Corp II
filed 2020-08-14
CIK 1805387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                             to________________

ARYA SCIENCES ACQUISITION CORP II
(Exact name of registrant as specified in its charter)

Cayman Islands	001-39311	98-1533670
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

51 Astor Place, 10th Floor New York, NY (Address Of Principal Executive Offices)	10003 (Zip Code)

(212) 284-2300
Registrant’s telephone number, including area code

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-third of one redeemable warrant	ARYBU	The Nasdaq Capital Market
Class A Ordinary Shares included as part of the units	ARYB	The Nasdaq Capital Market
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	ARYBW	The Nasdaq Capital Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☐     No   ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes    ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒    No  ☐

As of August 14, 2020, 15,449,000 Class  A ordinary shares, par value $0.0001 per share, and 3,737,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ARYA SCIENCES ACQUISITION CORP II
Form 10-Q
For the Quarter Ended June 30, 2020

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Unaudited Condensed Balance Sheet as of June 30, 2020	1

	Unaudited Condensed Statements of Operations for the three months ended June 30, 2020 and for the period from February 20, 2020 (inception) through June 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three months ended June 30, 2020 and for the period from February 20, 2020 (inception) through June 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the period from February 20, 2020 (inception) through June 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ARYA SCIENCES ACQUISITION CORP II
UNAUDITED CONDENSED BALANCE SHEET

JUNE 30, 2020

Assets:
Current assets:
Cash	$1,263,136
Prepaid expenses	369,516
Total current assets	1,632,652
Marketable securities held in Trust Account	149,486,587
Total assets	$151,119,239

Liabilities and Shareholders’ Equity:
Current liabilities:
Accrued expenses	$139,835
Accounts payable	265,943
Total current liabilities	405,778
Deferred underwriting commissions	5,232,500
Total liabilities	5,638,278

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 14,048,096 shares subject to possible redemption at $10.00 per share	140,480,960

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 1,400,904 shares issued and outstanding (excluding 14,048,096 shares subject to possible redemption)	140
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,737,500 shares issued and outstanding	374
Additional paid-in capital	5,233,005
Accumulated deficit	(233,518)
Total shareholders’ equity	5,000,001
Total Liabilities and Shareholders’ Equity	$151,119,239

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2020	For the period from February 20, 2020 (inception) through June 30, 2020

Operating expenses:
General and administrative expenses	$185,367	$220,105
Loss from operations	(185,367)	(220,105)

Other expenses:
Loss on marketable securities, dividends and interest held in Trust Account	(13,413)	(13,413)
Total other expenses	(13,413)	(13,413)

Net loss	$(198,780)	$(233,518)

Weighted average shares outstanding of Class A ordinary shares	15,449,000	15,449,000
Basic and diluted net loss per share, Class A	$(0.00)	$(0.00)
Weighted average shares outstanding of Class B ordinary shares	3,737,500	3,737,500
Basic and diluted net loss per share, Class B	$(0.05)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the period from February 20, 2020 (inception) through June 30, 2020
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - February 20, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	3,737,500	374	24,626	-	25,000
Net loss	-	-	-	-	-	(34,738)	(34,738)
Balance - March 31, 2020 (unaudited)	-	$-	3,737,500	$374	$24,626	$(34,738)	$(9,738)
Sale of units in initial public offering, gross	14,950,000	1,495	-	-	149,498,505	-	149,500,000
Offering costs	-	-	-	-	(8,800,521)	-	(8,800,521)
Sale of private placement units to Sponsor in private placement	499,000	50	-	-	4,989,950	-	4,990,000
Shares subject to possible redemption	(14,048,096)	(1,405)	-	-	(140,479,555)	-	(140,480,960)
Net loss	-	-	-	-	-	(198,780)	(198,780)
Balance - June 30, 2020 (unaudited)	1,400,904	$140	3,737,500	$374	$5,233,005	$(233,518)	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP II
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the period from February 20, 2020 (inception) through June 30, 2020

Cash Flows from Operating Activities:
Net loss	$(233,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on marketable securities, dividends and interest held in Trust Account	13,413
Changes in operating assets and liabilities:
Prepaid expenses	(369,516)
Accrued expenses	139,835
Accounts payable	3,665
Net cash used in operating activities	(446,121)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(149,500,000)
Net cash used in investing activities	(149,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	250,000
Repayment of note payable to related party	(250,000)
Proceeds received from initial public offering, gross	149,500,000
Proceeds received from private placement	4,990,000
Offering costs paid	(3,280,743)
Net cash provided by financing activities	151,209,257

Net change in cash	1,263,136

Cash - beginning of the period	-
Cash - end of the period	$1,263,136

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Offering costs included in accounts payable	$262,278
Deferred underwriting commissions	$5,232,500
Value of Class A ordinary shares subject to possible redemption	$140,480,960

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

ARYA Sciences Acquisition Corp II (the “Company” or “ARYA”) was incorporated as a Cayman Islands exempted company on February 20, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of June 30, 2020, the Company had not commenced any operations. All activity for the period from February 20, 2020 (inception) through June 30, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is ARYA Sciences Holdings II, a Cayman Islands exempted limited company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on June 4, 2020. On June 9, 2020, the Company consummated its Initial Public Offering of 14,950,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 1,950,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $149.5 million, and incurring offering costs of approximately $8.8 million, inclusive of approximately $5.2 million in deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 499,000 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of approximately $5.0 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $149.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”) and was invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market fund meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

ARYA SCIENCES ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001, sold in the Initial Public Offering (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company will adopt upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares, private placement shares (the “Private Placement Shares”) underlying the Private Placement Units and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of its Business Combination and does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation to provide holders of its Public Shares the right to have their shares redeemed in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its Business Combination within 24 months from the closing of the Initial Public Offering, or June 9, 2022 (the “Combination Period”) or with respect to any other provision relating to the rights of Public Shareholders, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay for its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to consummate a Business Combination within the Combination Period.

ARYA SCIENCES ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As of June 30, 2020, the Company had approximately $1.3 million in its operating bank account and working capital of approximately $1.2 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan proceeds of $250,000 from the Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on June 8, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2020, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARYA SCIENCES ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Proposed Business Combination

On July 29, 2020, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among, the Company, Cassidy Merger Sub 1, Inc., a Delaware corporation (“Cassidy Merger Sub”), and Cerevel Therapeutics, Inc., a Delaware corporation (“Cerevel”).

The Business Combination Agreement provides for, among other things, the following transactions on the closing date: (i) the Company will become a Delaware corporation (the “Domestication”) and, in connection with the Domestication, (A) the Company’s name will be changed to “Cerevel Therapeutics Holdings, Inc.”, (B) each outstanding Class A ordinary share of the Company and each outstanding Class B ordinary share of the Company will become one share of common stock of the Company (the “ARYA Common Stock”), and (C) each outstanding warrant of the Company will become one warrant to purchase one share of ARYA Common Stock; and (ii) following the Domestication, Cassidy Merger Sub will merge with and into Cerevel, with Cerevel as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of the Compnay (the “Merger”). The Domestication, the Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Cerevel Business Combination”.

The Cerevel Business Combination is expected to close in the fourth quarter of 2020, following the receipt of the required approval by the Company’s shareholders and the fulfillment of other customary closing conditions.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, (i) outstanding shares and vested equity awards of Cerevel will be exchanged for shares of ARYA Common Stock or comparable equity awards that are settled or are exercisable for shares of ARYA Common Stock, as applicable, based on an implied Cerevel equity value of $780,000,000, and (ii) all unvested equity awards of Cerevel will be exchanged for comparable equity awards that are settled or exercisable for shares of ARYA Common Stock, determined based on the same implied Cerevel equity value as described in clause (i).

PIPE Financing (Private Placement)

Concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors, including, among others, Perceptive Life Sciences Master Fund Ltd, a fund managed by Perceptive Advisors, an affiliate of the Sponsor, as well as certain equity holders of Cerevel, including the Pfizer Shareholder and the Bain Shareholder. Pursuant to the Subscription Agreements, each investor agreed to subscribe for and purchase, and the Company agreed to issue and sell to such investors, on the Closing Date (as defined in the Business Combination Agreement) immediately following the Closing (as defined in the Business Combination Agreement), an aggregate of 32,000,000 shares of ARYA Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $320,000,000 (the “PIPE Financing”).

Pursuant to the Subscription Agreement entered into with the Bain Shareholder (the “Bain Subscription Agreement”), the Bain Shareholder may, subject to the cap specified therein, pre-fund a portion of its subscription amount by purchasing equity securities of Cerevel prior to Closing, the proceeds of which will be used to fund Cerevel’s ongoing operations prior to completion of the Cerevel Business Combination.  The Bain Shareholder has, as of the date hereof, pre-funded $25,000,000 of its $100,000,000 subscription amount.

The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Cerevel Business Combination. The Subscription Agreements, including the Bain Subscription Agreement, provide that the Company will grant the investors in the PIPE Financing certain customary registration rights.

Cerevel Transaction Support Agreements

Within one business day of the signing of the Business Combination Agreement, each of the Pfizer Shareholder, the Bain Shareholder and the other shareholders of Cerevel (collectively, the “Cerevel Shareholders”) entered into a Transaction Support Agreement (collectively, the “Transaction Support Agreements”) with the Company, pursuant to which the Cerevel Shareholders have agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the transactions contemplated thereby, (ii) irrevocably appoint the Company or any individual designated by the Company as such Cerevel Shareholder’s agent, attorney-in-fact and proxy to attend on behalf of such Cerevel Shareholder any meeting of the Cerevel Shareholders with respect to the Cerevel Business Combination and (iii) be bound by certain other covenants and agreements related to the Cerevel Business Combination.

ARYA Shareholder Support Agreements

Concurrently with the execution of the Subscription Agreements, Cerevel and certain holders of the Company’s Class A ordinary shares participating in the PIPE Financing entered into shareholder support agreements (the “Shareholder Support Agreements”) pursuant to which each such holder agreed (i) to vote at any meeting of the shareholders of the Company all of its ordinary shares held of record or thereafter acquired in favor of the Cerevel Business Combination and the other Transaction Proposals (as defined in the Business Combination Agreement), (ii) not to redeem any such securities in connection with the Cerevel Business Combination, and (iii) to be bound by certain transfer restrictions with respect to such securities, unless (and only for the duration) that the trading price of the Company’s Class A ordinary shares on the Nasdaq Capital Market exceeds $15.00 per share.

Investor Rights Agreement

At the closing of the Cervel Business Combination, the Company, the Perceptive Shareholders, the Bain Shareholder, the Pfizer Shareholder and certain other individuals will enter into an investor rights agreement (the “Investor Rights Agreement”) pursuant to which, among other things, (i) the Perceptive Shareholders, the Bain Shareholder and the Pfizer Shareholder will agree not to effect any sale or distribution of the Company’s equity securities during the lock-up period described therein, will be granted certain customary registration rights and will be granted certain preemptive rights and (ii) the Bain Shareholder and the Pfizer Shareholder agree to cast their votes such that the board of directors of the Company, after the closing of the Cerevel Business Combination, is constituted as set forth therein.

ARYA SCIENCES ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three months ended June 30, 2020 and for the period from February 20, 2020 (inception) through June 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on June 15, 2020 and June 8, 2020, respectively.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on its cash accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company’s marketable securities held in Trust Account consists entirely of U.S government securities with an original maturity of 185 days or less.

ARYA SCIENCES ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2020.

Marketable Securities Held in Trust Account

The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of marketable securities held in Trust Account are determined using available market information.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of June 30, 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2020, 14,048,096 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

ARYA SCIENCES ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Loss Per Ordinary Shares

Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and private placement warrants underlying the Private Placement Units to purchase an aggregate of 5,149,666 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statements of operations include a presentation of loss per share for ordinary shares subject to redemption in a manner similar to the two class method of income per share. Net loss per share, basic and diluted for Class A ordinary shares for three months ended June 30, 2020 and for the period from February 20, 2020 (inception) through June 30, 2020 are calculated by dividing the loss on marketable securities, dividends and interest held in Trust Account of approximately $13,000 for each period by the weighted average number of Class A ordinary shares outstanding for the periods.

Net loss per share, basic and diluted for Class B ordinary shares for the three months ended June 30, 2020 and for the period from February 20, 2020 (inception) through June 30, 2020 are calculated by dividing the net loss of approximately $199,000 and $234,000, less net loss attributable to Class A ordinary shares of approximately $13,000 and approximately $13,000, resulted to a net loss of approximately $185,000 and approximately $220,000, respectively, by the weighted average number of Class B ordinary shares outstanding for the periods.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2020, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3—Initial Public Offering

On June 9, 2020, the Company consummated its Initial Public Offering of 14,950,000 Units at a price of $10.00 per Unit, including 1,950,000 additional Units to cover the Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $149.5 million, and incurring offering costs of approximately $8.8 million, inclusive of approximately $5.2 million in deferred underwriting commissions.

Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4—Related Party Transactions

Founder Shares

On March 2, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 3,593,750 Class B ordinary shares, par value $0.0001, (the “Founder Shares”). On June 4, 2020, the Company effected share capitalization resulting in the initial shareholders holding 3,737,500 Founder Shares. All shares and the associated amounts have been retroactively restated to reflect the share capitalization. The Sponsor has agreed to forfeit up to 487,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares and assuming the initial shareholders do not purchase any units in the Initial Public Offering) after the Initial Public Offering. On June 9, 2020, the underwriters exercised their over-allotment option; thus, these Founder Shares were no longer subject to forfeiture.

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 499,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement, generating gross proceeds of approximately $5.0 million.

The Private Placement Units (including the Private Placement Shares, the Private Placement Warrants (as defined below) and Class A ordinary shares issuable upon exercise of such warrants) will not be transferable or salable until 30 days after the completion of the initial Business Combination.

Each whole private placement warrant underlying the Private Placement Units (the “Private Placement Warrants”) is exercisable for one whole Class A ordinary share at a price of $11.50 per share. The proceeds from the Private Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Units and the underlying securities will expire worthless. The Private Placement Warrants will be non-redeemable (except as described in Note 6 below under “Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00”) and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

ARYA SCIENCES ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Units until 30 days after the completion of the initial Business Combination.

Related Party Loans

On March 2, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed $250,000 under the Note, and fully repaid this amount on June 8, 2020.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. To date, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month.  The Company incurred approximately $8,700 in general and administrative expenses in the accompanying unaudited condensed statements of operations for both the three months ended June 30, 2020 and for the period from February 20, 2020 (inception) through June 30, 2020.

Forward Purchase Arrangement

The Sponsor has indicated an interest to purchase up to an aggregate of $25.0 million of the Company’s ordinary shares in a private placement that would occur concurrently with the consummation of the initial Business Combination. However, because indications of interest are not binding agreements or commitments to purchase, the Sponsor may determine not to purchase any such shares, or to purchase fewer shares than it has indicated an interest in purchasing. Furthermore, the Company is not under any obligation to sell any such shares.

Note 5—Commitments & Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Units, Private Placement Shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans), will be entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, in accordance with the letter agreement the Company’s initial shareholders entered into and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of the Company’s Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

ARYA SCIENCES ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 1,950,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On June 9, 2020, the underwriters fully exercised their over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or approximately $3.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $5.2 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 6—Shareholder’s Equity

Class A Ordinary Shares— The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2020, there were 15,449,000 Class A ordinary shares issued or outstanding, including 14,048,096 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On June 4, 2020, the Company effected share capitalization resulting in the initial shareholders holding 3,737,500 Founder Shares, of which up to 487,500 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own approximately 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares and assuming the initial shareholders do not purchase any units in the Initial Public Offering) (See Note 4). On June 9, 2020, the underwriters exercised their over-allotment option; thus, these Founder Shares were no longer subject to forfeiture. All shares and the associated amounts have been retroactively restated to reflect the share capitalization. As of June 30, 2020, there were 3,737,500 Class B ordinary shares issued and outstanding.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the election of the Company’s directors prior to the initial Business Combination and holders of a majority of the Company’s Class B ordinary shares may remove a member of the board of directors for any reason.

The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding (excluding the Private Placement Shares) upon the consummation of the Initial Public Offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, members of the Company’s management team or any of their affiliates upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Preference Shares— The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2020, there were no preference shares issued or outstanding.

ARYA SCIENCES ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrants— Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination (except pursuant to limited exceptions to the Company’s officers and directors and other persons or entities affiliated with the initial purchasers of the Private Placement Warrants) and they will not be redeemable by the Company (except as described below under “Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00”) so long as they are held by the Sponsor or its permitted transferees. The Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis. Except as described below, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the Public Warrants for cash (except with respect to the Private Placement Warrants):

⯀	in whole and not in part;
⯀	at a price of $0.01 per warrant;
⯀	upon a minimum of 30 days’ prior written notice of redemption; and
⯀
if, and only if, the last reported sales price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. If the Company calls the Public Warrants for redemption, as described above, management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00. Commencing ninety days after the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

ARYA SCIENCES ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

⯀	in whole and not in part;
⯀
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Company’s Class A ordinary shares;

⯀
if, and only if, the last reported sale price (the “closing price”) of the Company’s Class A ordinary shares (a) equals or exceeds $10.00 per Public Share and (b) is less than $18.00 per Public Share (in each case, as adjusted for share subdivisions, share dividends, reorganizations, reclassifications, recapitalizations and the like) on the trading day before the Company sends the notice of redemption to the warrant holders;

⯀	if, and only if, the Private Placement Warrants are also concurrently called for redemption on the same terms as the outstanding Public Warrants;
⯀
if, and only if, there is an effective registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given, or an exemption from registration is available.

If the Company has not completed the initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable securities held in Trust Account	$149,486,587	—	—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels of the hierarchy for the three months ended June 30, 2020. Level 1 instruments include investments U.S. Treasury securities with an original maturity of 185 days or less.

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were available to be issued. Based upon this review, the Company determined that, except as disclosed in Note 1, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “ARYA Sciences Acquisition Corp II,” “ARYA,” “our,” “us” or “we” refer to ARYA Sciences Acquisition Corp II The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on February 20, 2020. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is ARYA Sciences Holdings II, a Cayman Islands exempted limited company (the “Sponsor”). The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on June 4, 2020. On June 9, 2020, we consummated our Initial Public Offering of 14,950,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 1,950,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $149.5 million, and incurring offering costs of approximately $8.8 million, inclusive of approximately $5.2 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 499,000 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to our Sponsor, generating gross proceeds of approximately $5.0 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $149.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”) and was invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market fund meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or June 9, 2022 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay for out income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate a Business Combination within the Combination Period.

Proposed Business Combination

On July 29, 2020, we entered into the Business Combination Agreement. In connection with the Cerevel Business Combination, we also entered into the Subscription Agreements, Transaction Support Agreements and Shareholder Support Agreements, as further described in Note 1 to the financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

At the closing of the Cerevel Business Combination, the Perceptive Shareholders, the Bain Shareholder, the Pfizer Shareholder and certain other individuals will enter into the Investor Rights Agreement with us.

Liquidity and Capital Resources

As of June 30, 2020, we had approximately $1.3 million in its operating bank account, and working capital of approximately $1.2 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover for certain offering costs in exchange for the issuance of the founder shares, the loan proceeds of $250,000 from our Sponsor pursuant to the a promissory note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the promissory note on June 8, 2020.  In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us the Working Capital Loans. As of June 30, 2020, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to June 30, 2020 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2020, we had net loss of approximately $199,000, which consisted of approximately $185,000 general and administrative expenses and approximately $13,000 in loss on marketable securities, dividends and interest held in Trust Account.

For the period from February 20, 2020 (inception) through June 30, 2020, we had net loss of approximately $234,000, which consisted of approximately $220,000 general and administrative expenses and approximately $13,000 in loss on marketable securities, dividends and interest held in Trust Account.

Contractual Obligations

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and our liquidation, we will reimburse the Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month.  We incurred approximately $8,700 in general and administrative expenses in the accompanying unaudited condensed statements of operations for both the three months ended June 30, 2020 and for the period from February 20, 2020 (inception) through June 30, 2020.

Registration Rights

The holders of Founder Shares, Private Placement Units, Private Placement Shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans), will be entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our Business Combination. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the founder shares, in accordance with the letter agreement our initial shareholders entered into and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of our Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 1,950,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On June 9, 2020, the underwriters fully exercised their over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or approximately $3.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $5.2 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2020, 14,048,096 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net loss per ordinary shares

Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants underlying the Private Placement Units to purchase an aggregate of 5,149,666 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.

Our unaudited condensed statements of operations include a presentation of loss per share for ordinary shares subject to redemption in a manner similar to the two class method of income per share. Net loss per share, basic and diluted for Class A ordinary shares for three months ended June 30, 2020 and for the period from February 20, 2020 (inception) through June 30, 2020 are calculated by dividing the loss on marketable securities, dividends and interest held in Trust Account of approximately $13,000 for each period by the weighted average number of Class A ordinary shares outstanding for the periods.

Net loss per share, basic and diluted for Class B ordinary shares for the three months ended June 30, 2020 and for the period from February 20, 2020 (inception) through June 30, 2020 are calculated by dividing the net loss of approximately $199,000 and $234,000, less net loss attributable to Class A ordinary shares of approximately $13,000 and approximately $13,000, resulted to a net loss of approximately $185,000 and approximately $220,000, respectively, by the weighted average number of Class B ordinary shares outstanding for the periods.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2020, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on June 8, 2020, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of income taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Simultaneously with the consummation of the Initial Public Offering and the exercise of the over-allotment option by the underwriters in full, our sponsor purchased 487,500 Private Placement Units, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $10.00 per Private Placement Unit ($4,875,000 in the aggregate if the underwriters’ over-allotment option is exercised in full), in a private placement that closed simultaneously with the closing of the Initial Public Offering. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act and no underwriting discounts or commissions were paid with respect to such sale.

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the earlier of December 31, 2020 or the consummation of the Initial Public Offering. On June 8, 2020, we repaid the Note in full to our Sponsor.

Of the gross proceeds received from the Initial Public Offering and the full exercise of the option to purchase additional Units, $149,500,000 was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are invested in U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We paid a total of $2,990,000 in underwriting discounts and commissions and approximately $593,000 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $5,232,500 in underwriting discounts and commissions.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1*
Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 14, 2020	ARYA SCIENCES ACQUISITION CORP II

	By:	/s/ Adam Stone
	Name:	Adam Stone
	Title:	Chief Executive Officer