Form 10-Q
period 2020-09-30
Cerevel Therapeutics Holdings, Inc.
filed 2020-11-16
CIK 1805387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number: 001-39311

CEREVEL THERAPEUTICS HOLDINGS, INC.
 (Exact Name of Registrant as Specified in its Charter)

Delaware	98-1533670
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
131 Dartmouth Street, Suite 502 Boston, MA	02116
(Address of principal executive offices)	(Zip Code)

(844) 304-2048
(Registrant’s telephone number, including area code)

ARYA Sciences Acquisition Corp II
51 Astor Place, 10th Floor
New York, NY 10003
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	CERE	The Nasdaq Capital Market
Warrants to purchase one share of common stock at an exercise price of $11.50	CEREW	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company Emerging growth company	☒ ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 10, 2020, the registrant had 127,123,954 shares of common stock, par value $0.0001 per share, outstanding.

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Unaudited Condensed Consolidated Balance Sheet as of September 30, 2020	1
	Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2020 and for the period from February 20, 2020 (inception) through September 30, 2020	2
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2020 and for the period from February 20, 2020 (inception) through September 30, 2020	3
	Unaudited Condensed Consolidated Statement of Cash Flows for the period from February 20, 2020 (inception) through September 30, 2020	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	24
Item 6.	Exhibits	24

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CEREVEL THERAPEUTICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2020

Assets:
Current assets:
Cash	$609,410
Prepaid expenses	339,792
Total current assets	949,202
Marketable securities held in Trust Account	149,570,559
Total assets	$150,519,761

Liabilities and Shareholders’ Equity:
Current liabilities:
Accrued expenses	$2,545,170
Accounts payable	151,792
Total current liabilities	2,696,962
Deferred underwriting commissions	5,232,500
Total liabilities	7,929,462

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 13,759,029 shares subject to possible redemption at $10.00 per share	137,590,290

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 1,689,971 shares issued and outstanding (excluding 13,759,029 shares subject to possible redemption)	169
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,737,500 shares issued and outstanding	374
Additional paid-in capital	8,123,646
Accumulated deficit	(3,124,180)
Total shareholders’ equity	5,000,009
Total Liabilities and Shareholders’ Equity	$150,519,761

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2020	For the period from February 20, 2020 (inception) through September 30, 2020
Operating expenses:
General and administrative expenses	$2,974,634	$3,194,739
Loss from operations	(2,974,634)	(3,194,739)

Other expenses:
Gain on marketable securities, dividends and interest held in Trust Account	83,972	70,559
Total other expenses	83,972	70,559

Net loss	$(2,890,662)	$(3,124,180)

Weighted average shares outstanding of Class A ordinary shares	15,449,000	15,449,000
Basic and diluted net income per share, Class A	$0.01	$-
Weighted average shares outstanding of Class B ordinary shares	3,737,500	3,737,500
Basic and diluted net loss per share, Class B	$(0.80)	$(0.85)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the period from February 20, 2020 (inception) through September 30, 2020
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - February 20, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	3,737,500	374	24,626	-	25,000
Net loss	-	-	-	-	-	(34,738)	(34,738)
Balance - March 31, 2020 (unaudited)	-	$-	3,737,500	$374	$24,626	$(34,738)	$(9,738)
Sale of units in initial public offering, gross	14,950,000	1,495	-	-	149,498,505	-	149,500,000
Offering costs	-	-	-	-	(8,800,521)	-	(8,800,521)
Sale of private placement units to Sponsor in private placement	499,000	50	-	-	4,989,950	-	4,990,000
Shares subject to possible redemption	(14,048,096)	(1,405)	-	-	(140,479,555)	-	(140,480,960)
Net loss	-	-	-	-	-	(198,780)	(198,780)
Balance - June 30, 2020 (unaudited)	1,400,904	$140	3,737,500	$374	$5,233,005	$(233,518)	$5,000,001
Shares subject to possible redemption	289,067	29	-	-	2,890,641	-	2,890,670
Net loss	-	-	-	-	-	(2,890,662)	(2,890,662)
Balance - September 30, 2020 (unaudited)	1,689,971	$169	3,737,500	$374	$8,123,646	$(3,124,180)	$5,000,009

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the period from February 20, 2020 (inception) through September 30, 2020
Cash Flows from Operating Activities:
Net loss	$(3,124,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities, dividends and interest held in Trust Account	(70,559)
Changes in operating assets and liabilities:
Prepaid expenses	(339,792)
Accrued expenses	2,545,170
Accounts payable	151,792
Net cash used in operating activities	(837,569)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(149,500,000)
Net cash used in investing activities	(149,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	250,000
Repayment of note payable to related party	(250,000)
Proceeds received from initial public offering, gross	149,500,000
Proceeds received from private placement	4,990,000
Offering costs paid	(3,543,021)
Net cash provided by financing activities	150,946,979

Net change in cash	609,410

Cash - beginning of the period	-
Cash - end of the period	$609,410

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred underwriting commissions	$5,232,500
Value of Class A ordinary shares subject to possible redemption	$137,590,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1-Description of Organization and Business Operations

ARYA Sciences Acquisition Corp II (including its consolidated subsidiary Cassidy Merger Sub 1, a Delaware company formed in July 2020, the “Company” or “ARYA”) was incorporated as a Cayman Islands exempted company on February 20, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

On October 27, 2020 (the “Closing Date”), the Company consummated its previously announced business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of July 29, 2020 (as amended on October 2, 2020 by Amendment No. 1 to Business Combination Agreement, and as may be further amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Cassidy Merger Sub 1, Inc., a Delaware corporation (“Cassidy Merger Sub”) and Cerevel Therapeutics, Inc., a Delaware corporation (together with its consolidated subsidiaries, “Old Cerevel”). Pursuant to the Business Combination Agreement, on the Closing Date, (i) the Company changed its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”), upon which the Company changed its name to “Cerevel Therapeutics Holdings, Inc.” and (ii) Cassidy Merger Sub merged with and into Old Cerevel (the “Merger”), with Old Cerevel as the surviving company in the Merger and, after giving effect to such Merger, Old Cerevel becoming a wholly-owned subsidiary of the Company. See “—Business Combination” below.

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from February 20, 2020 (inception) through September 30, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor was ARYA Sciences Holdings II, a Cayman Islands exempted limited company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on June 4, 2020. On June 9, 2020, the Company consummated its Initial Public Offering of 14,950,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 1,950,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $149.5 million, and incurring offering costs of approximately $8.8 million, inclusive of approximately $5.2 million in deferred underwriting commissions (Note 5).

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

The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds were intended to be applied generally toward consummating a business combination. The Company was required to complete one or more initial business combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into the initial business combination. However, the Company would only complete a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

CEREVEL THERAPEUTICS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company would provide the holders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001, sold in the Initial Public Offering (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether the Company would seek shareholder approval of a business combination or conduct a tender offer would be made by the Company, solely in its discretion. The Public Shareholders would be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares would not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares would be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company would proceed with a business combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a business combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company would, pursuant to the amended and restated memorandum and articles of association which the Company adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a business combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company would offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a business combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a business combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares, private placement shares (the “Private Placement Shares”) underlying the Private Placement Units and Public Shares in connection with the completion of a business combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of its business combination and does not conduct redemptions in connection with its business combination pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association would provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), would be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

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

CEREVEL THERAPEUTICS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Shares held by them if the Company fails to complete a business combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they would be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a business combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a business combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor would not be responsible to the extent of any liability for such third party claims. The Company would seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Business Combination

On July 29, 2020, the Company entered into the Business Combination Agreement. On October 27, 2020, the Company consummated the previously announced Business Combination pursuant to the terms of the Business Combination Agreement. See the Current Report on Form 8-K filed by the Company with the SEC on November 2, 2020 for more details.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, (i) outstanding shares and vested equity awards of Cerevel were exchanged for shares of ARYA Common Stock or comparable equity awards that are settled or are exercisable for shares of ARYA Common Stock, as applicable, based on an implied Cerevel equity value of $780,000,000, and (ii) all unvested equity awards of Cerevel were exchanged for comparable equity awards that are settled or exercisable for shares of ARYA Common Stock, determined based on the same implied Cerevel equity value as described in clause (i).

PIPE Financing (Private Placement)

Concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors, including, among others, Perceptive Life Sciences Master Fund Ltd, a fund managed by Perceptive Advisors, an affiliate of the Sponsor, as well as certain equity holders of Cerevel, including the Pfizer Shareholder and the Bain Shareholder (collectively, the “PIPE Investors”). Pursuant to the Subscription Agreements, each PIPE Investor subscribed for and purchased, and the Company issued and sold to such investors, on the Closing Date, immediately following the Closing (as defined in the Business Combination Agreement), an aggregate of 32,000,000 shares of ARYA Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $320,000,000 (the “PIPE Financing”).

Pursuant to the Subscription Agreement entered into with the Bain Shareholder (the “Bain Subscription Agreement”), the Bain Shareholder may, subject to the cap specified therein, pre-fund a portion of its subscription amount by purchasing equity securities of Cerevel prior to Closing, the proceeds of which will be used to fund Cerevel’s ongoing operations prior to completion of the Business Combination. The Bain Shareholder pre-funded $25,000,000 of its $100,000,000 subscription amount.

CEREVEL THERAPEUTICS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The closing of the PIPE Financing was contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Subscription Agreements, including the Bain Subscription Agreement, provide that the Company will grant the investors in the PIPE Financing certain customary registration rights.

Cerevel Transaction Support Agreements

Within one business day of the signing of the Business Combination Agreement, each of the Pfizer Shareholder, the Bain Shareholder and the other shareholders of Cerevel (collectively, the “Cerevel Shareholders”) entered into a Transaction Support Agreement (collectively, the “Transaction Support Agreements”) with the Company, pursuant to which the Cerevel Shareholders have agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the transactions contemplated thereby, (ii) irrevocably appoint the Company or any individual designated by the Company as such Cerevel Shareholder’s agent, attorney-in-fact and proxy to attend on behalf of such Cerevel Shareholder any meeting of the Cerevel Shareholders with respect to the Business Combination and (iii) be bound by certain other covenants and agreements related to the Business Combination.

ARYA Shareholder Support Agreements

Concurrently with the execution of the Subscription Agreements, Cerevel and certain holders of the Company’s Class A ordinary shares participating in the PIPE Financing entered into shareholder support agreements (the “Shareholder Support Agreements”) pursuant to which each such holder agreed (i) to vote at any meeting of the shareholders of the Company all of its ordinary shares held of record or thereafter acquired in favor of the Business Combination and the other Transaction Proposals (as defined in the Business Combination Agreement), (ii) not to redeem any such securities in connection with the Business Combination, and (iii) to be bound by certain transfer restrictions with respect to such securities, unless (and only for the duration) that the trading price of the Company’s Class A ordinary shares on the Nasdaq Capital Market exceeds $15.00 per share.

Investor Rights Agreement

At the closing of the Business Combination, the Company, the Perceptive Shareholders, the Bain Shareholder, the Pfizer Shareholder and certain other individuals entered into an investor rights agreement (the “Investor Rights Agreement”) pursuant to which, among other things, (i) the Perceptive Shareholders, the Bain Shareholder and the Pfizer Shareholder agreed not to effect any sale or distribution of the Company’s equity securities during the lock-up period described therein, will be granted certain customary registration rights and will be granted certain preemptive rights and (ii) the Bain Shareholder and the Pfizer Shareholder agreed to cast their votes such that the board of directors of the Company, after the closing of the Business Combination, is constituted as set forth therein.

Liquidity

As of September 30, 2020, the Company had approximately $609,000 in its operating bank account and negative working capital of approximately $1.7 million.

Prior to the consummation of the Business Combination, the Company’s liquidity needs have been satisfied through a contribution of $25,000 from the Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan proceeds of $250,000 from the Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on June 8, 2020. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2020, there were no amounts outstanding under any Working Capital Loan.

CEREVEL THERAPEUTICS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based on the foregoing, the Company had sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the consummation of the Business Combination. Over this time period, the Company used these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or results of its operations, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2-Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three months ended September 30, 2020 and for the period from February 20, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Current Report on Form 8-K and the final prospectus filed by the Company with the SEC on June 15, 2020 and June 8, 2020, respectively.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting periods.

CEREVEL THERAPEUTICS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The unaudited condensed financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and marketable securities held in Trust Account. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company’s marketable securities held in Trust Account consists entirely of U.S. government securities with an original maturity of 185 days or less.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2020.

Marketable Securities Held in Trust Account

The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, classified as trading securities. Trading securities are presented on the unaudited condensed consolidated balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of marketable securities held in Trust Account are determined using available market information.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed consolidated balance sheet.

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

CEREVEL THERAPEUTICS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of September 30, 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 13,759,029 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheet.

Net Income (Loss) Per Ordinary Shares

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and private placement warrants underlying the Private Placement Units to purchase an aggregate of 5,149,666 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed consolidated statements of operations include a presentation of income per share for Class A ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares for three months ended September 30, 2020 and for the period from February 20, 2020 (inception) through September 30, 2020 are calculated by dividing the gain on marketable securities, dividends and interest held in Trust Account of approximately $84,000 and $71,000, respectively, by the weighted average number of Class A ordinary shares outstanding for the periods.

Net loss per share, basic and diluted for Class B ordinary shares for the three months ended September 30, 2020 and for the period from February 20, 2020 (inception) through September 30, 2020 are calculated by dividing the net loss of approximately $2.9 million and $3.1 million, less the net gain attributable to Class A ordinary shares of approximately $84,000 and approximately $71,000, resulting in a net loss of approximately $3.0 million and approximately $3.2 million, respectively, by the weighted average number of Class B ordinary shares outstanding for the periods.

CEREVEL THERAPEUTICS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2020, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Note 3-Initial Public Offering

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

Note 4-Related Party Transactions

Founder Shares

On March 2, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 3,593,750 Class B ordinary shares, par value $0.0001, (the “Founder Shares”). On June 4, 2020, the Company effected share capitalization resulting in the initial shareholders holding 3,737,500 Founder Shares. All shares and the associated amounts have been retroactively restated to reflect the share capitalization. The Sponsor had agreed to forfeit up to 487,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture would be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares and assuming the initial shareholders do not purchase any units in the Initial Public Offering) after the Initial Public Offering. On June 9, 2020, the underwriters exercised their over-allotment option; thus, these Founder Shares were no longer subject to forfeiture.

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

CEREVEL THERAPEUTICS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Related Party Loans

On March 2, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed $250,000 under the Note, and fully repaid this amount on June 8, 2020.

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

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial business combination and the Company’s liquidation, the Company reimburses the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. The Company incurred approximately $30,000 and $39,000 in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for the three months ended September 30, 2020 and for the period from February 20, 2020 (inception) through September 30, 2020, respectively. As of October 27, 2020, the Company completed the Business Combination and at that time ceased paying administrative support fees.

CEREVEL THERAPEUTICS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Forward Purchase Arrangement

The Sponsor has indicated an interest to purchase up to an aggregate of $25.0 million of the Company’s ordinary shares in a private placement that would occur concurrently with the consummation of the initial business combination. However, because indications of interest are not binding agreements or commitments to purchase, the Sponsor may determine not to purchase any such shares, or to purchase fewer shares than it has indicated an interest in purchasing. Furthermore, the Company is not under any obligation to sell any such shares. In October 2020, in connection with the Business Combination, the Sponsor did not purchase any additional shares in a private placement that would occur concurrently with the consummation of the Business Combination.

Note 5-Commitments and Contingencies

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

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or approximately $3.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $5.2 million in the aggregate, was payable to the underwriters for deferred underwriting commissions. The deferred fee was payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.  On October 27, 2020, in connection with the consummation of the Business Combination, the Company paid the full $5.2 million of the deferred underwriting commissions.

Note 6-Shareholders’ Equity

Class A Ordinary Shares- The Company was authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2020, there were 15,449,000 Class A ordinary shares issued or outstanding, including 13,759,029 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares- The Company was authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On June 4, 2020, the Company effected share capitalization resulting in the initial shareholders holding 3,737,500 Founder Shares, of which up to 487,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own approximately 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares and assuming the initial shareholders do not purchase any units in the Initial Public Offering) (See Note 4). On June 9, 2020, the underwriters exercised their over-allotment option; thus, these Founder Shares were no longer subject to forfeiture. As of September 30, 2020, there were 3,737,500 Class B ordinary shares issued and outstanding.

CEREVEL THERAPEUTICS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Preference Shares- The Company was authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020, there were no preference shares issued or outstanding.

Warrants- Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a business combination or (b) 12 months from the closing of the Initial Public Offering. The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial business combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial business combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

CEREVEL THERAPEUTICS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

⯀	if, and only if, the Private Placement Warrants are also concurrently called for redemption on the same terms as the outstanding Public Warrants; and
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

Note 7-Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

CEREVEL THERAPEUTICS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable securities held in Trust Account	$149,570,559	-	-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels of the hierarchy for the period from February 20, 2020 (inception) through September 30, 2020. Level 1 instruments include investments U.S. Treasury securities with an original maturity of 185 days or less.

On October 27, 2020, in connection with the Business Combination, the Company liquidated the Trust Account to fund the Business Combination and related expenses. (See Note 1).

Note 8-Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed consolidated financial statements were available to be issued. Based upon this review, the Company determined that, except as disclosed in Notes 1, 4, 5 and 7, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with ARYA Sciences Acquisition Corp II’s unaudited interim condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Unless otherwise indicated or the context otherwise requires, references to “Cerevel,” “we,” “us,” “our” and other similar terms refer to ARYA Sciences Acquisition Corp II and its subsidiaries prior to the Business Combination and to Cerevel Therapeutics Holdings, Inc. and its consolidated subsidiaries after giving effect to the Business Combination.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including those relating to the Business Combination. Forward-looking statements include statements relating to our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including those relating to the Business Combination. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

These forward-looking statements are based on current expectations and beliefs concerning future developments and their potential effects. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in the definitive proxy statement/prospectus (the“Proxy Statement/Prospectus”) included in our Registration Statement on Form S-4 (File No. 333-242135), filed with the SEC on October 7, 2020. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the COVID-19 outbreak and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

Overview

We were a blank check company incorporated as a Cayman Islands exempted company on February 20, 2020. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

On October 27, 2020 (the “Closing Date”), we consummated our previously announced business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of July 29, 2020 (as amended on October 2, 2020 by Amendment No. 1 to Business Combination Agreement, and as may be further amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among us, Cassidy Merger Sub 1, Inc., a Delaware corporation (“Cassidy Merger Sub”) and Cerevel Therapeutics, Inc., a Delaware corporation (together with its consolidated subsidiaries, “Old Cerevel”). Pursuant to the Business Combination Agreement, on the Closing Date, (i) we changed our jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”), upon which we changed our name to “Cerevel Therapeutics Holdings, Inc.” and (ii) Cassidy Merger Sub merged with and into Old Cerevel (the “Merger”), with Old Cerevel as the surviving company in the Merger and, after giving effect to such Merger, Old Cerevel becoming a wholly-owned subsidiary of us. See “—Business Combination” below.

Our sponsor was ARYA Sciences Holdings II, a Cayman Islands exempted limited company (the “Sponsor”). The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on June 4, 2020. On June 9, 2020, we consummated our Initial Public Offering of 14,950,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 1,950,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $149.5 million, and incurring offering costs of approximately $8.8 million, inclusive of approximately $5.2 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 499,000 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to our Sponsor, generating gross proceeds of approximately $5.0 million (See Note 4).

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

Business Combination

On July 29, 2020, we entered into the Business Combination Agreement and on October 27, 2020, we consummated the Business Combination. In connection with the Business Combination, we also entered into the Subscription Agreements, Transaction Support Agreements, Shareholder Support Agreements and the Investor Rights Agreement, as further described in Note 1 to the financial statements included in Item 1 of this Quarterly Report on Form 10-Q. See the Current Report on Form 8-K filed by us with the SEC on November 2, 2020 for more details.

Liquidity and Capital Resources

As of September 30, 2020, we had approximately $609,000 in our operating bank account and negative working capital of approximately $1.7 million.

Prior to the consummation of the Business Combination, our liquidity needs have been satisfied through a contribution of $25,000 from our Sponsor to cover for certain offering costs in exchange for the issuance of the founder shares, the loan proceeds of $250,000 from our Sponsor pursuant to the a promissory note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the promissory note on June 8, 2020. In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us the Working Capital Loans. As of September 30, 2020, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, we had sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet its needs through the consummation of the Business Combination. Over this time period, we used these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have had a negative effect on our financial position and/or results of our operations, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to September 30, 2020 was in preparation for our formation and the Initial Public Offering and subsequent to the Initial Public Offering, a search for a business combination target. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the three months ended September 30, 2020, we had net loss of approximately $2.9 million, which consisted of approximately $3.0 million general and administrative expenses, partially offset by approximately $84,000 in gain on marketable securities, dividends and interest held in Trust Account.

For the period from February 20, 2020 (inception) through September 30, 2020, we had net loss of approximately $3.1 million, which consisted of approximately $3.2 million general and administrative expenses, partially offset by approximately $71,000 in gain on marketable securities, dividends and interest held in Trust Account.

Contractual Obligations

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial business combination and our liquidation, we will reimburse the Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. We incurred approximately $30,000 and $39,000 in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for both the three months ended September 30, 2020 and for the period from February 20, 2020 (inception) through September 30, 2020.

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

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or approximately $3.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $5.2 million in the aggregate, was payable to the underwriters for deferred underwriting commissions. The deferred fee was payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement. On October 27, 2020, in connection with the consummation of the Business Combination, we paid the full $5.2 million of the deferred underwriting commissions.

Critical Accounting Policies

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 13,759,029 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed consolidated balance sheet.

Net income (loss) per ordinary shares

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants underlying the Private Placement Units to purchase an aggregate of 5,149,666 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.

Our unaudited condensed consolidated statements of operations include a presentation of income per share for Class A ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares for three months ended September 30, 2020 and for the period from February 20, 2020 (inception) through September 30, 2020 are calculated by dividing the gain on marketable securities, dividends and interest held in Trust Account of approximately $84,000 and $71,000, respectively, by the weighted average number of Class A ordinary shares outstanding for the periods.

Net loss per share, basic and diluted for Class B ordinary shares for the three months ended September 30, 2020 and for the period from February 20, 2020 (inception) through September 30, 2020 are calculated by dividing the net loss of approximately $2.9 million and $3.1 million, less the net gain attributable to Class A ordinary shares of approximately $84,000 and approximately $71,000, resulted to a net loss of approximately $3.0 million and approximately $3.2 million, respectively, by the weighted average number of Class B ordinary shares outstanding for the periods.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2020, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of September 30, 2020, or the Evaluation Date, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded, based upon the evaluation described above that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks and uncertainties described in in the Proxy Statement/Prospectus. If any of these risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operation.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risks and uncertainties disclosed in the Proxy Statement/Prospectus. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

Concurrently with the execution of the Business Combination Agreement, we entered into the Subscription Agreements with each of the PIPE Investors, pursuant to which, at the Closing, the PIPE Investors subscribed for and purchased an aggregate of 32,000,000 shares of Common Stock (as defined in the Business Combination Agreement) at a price of $10.00 per share for aggregate gross proceeds of $320,000,000. Perceptive PIPE Investor funded $30,000,000 in the PIPE Financing, Pfizer funded $12,000,000 in the PIPE Financing and Bain Investor funded $100,000,000 in the PIPE Financing. The shares of Common Stock issued pursuant to the Subscription Agreements have not been registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

The foregoing description of the Subscription Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions thereof, forms of which are attached hereto as Exhibits 10.1 and 10.2 and are each incorporated herein by reference.

Use of Proceeds from our Initial Public Offering

Of the gross proceeds received from the Initial Public Offering and the full exercise of the option to purchase additional Units, $149,500,000 was placed in the Trust Account. The net proceeds of the Initial Public Offering was applied to fund the Business Combination and related expenses.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1†
Business Combination Agreement, dated as of July  29, 2020, by and among ARYA Sciences Acquisition Corp II, Cassidy Merger Sub 1, Inc., and Cerevel Therapeutics, Inc. (incorporated by reference to Annex A-1 to the Proxy Statement/Prospectus).

2.2
Amendment No. 1 to Business Combination Agreement, dated as of October  2, 2020, by and between ARYA Sciences Acquisition Corp II and Cerevel Therapeutics, Inc. (incorporated by reference to Annex A-2 to the Proxy Statement/Prospectus).

3.1	Certificate of Incorporation of Cerevel Therapeutics Holdings, Inc. (incorporated by reference to Annex C to the Proxy Statement/Prospectus).

3.2	By-laws of Cerevel Therapeutics Holdings, Inc. (incorporated by reference to Annex D to the Proxy Statement/Prospectus).

4.1
Warrant Agreement between Continental Stock Transfer & Trust Company and ARYA Sciences Acquisition Corp II, dated June  9, 2020 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on June 9, 2020).

10.1	Form of Subscription Agreement (incorporated by reference to Annex F to the Proxy Statement/Prospectus).

10.2
Subscription Agreement, by and between ARYA Sciences Acquisition Corp II and BC Perception Holdings, LP, dated July 29, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed by the Registrant on July 30, 2020).

10.3
Amended and Restated Registration and Shareholder Rights Agreement, dated October 27, 2020, by and among Cerevel Therapeutics Holdings, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed by the Registrant on November 2, 2020).

10.4††
License Agreement, by and between Cerevel Therapeutics, LLC (f/k/a Perception OpCo, LLC) and Pfizer Inc., dated August  13, 2018 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 filed by the Registrant on October 2, 2020).

10.5
Lease Agreement, by and between Cerevel Therapeutics, LLC and FHF I 131 Dartmouth, LLC, dated January 18, 2019 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed by the Registrant on November 2, 2020).

10.6
Lease Agreement, by and between Cerevel Therapeutics, LLC and DW Propco JK, LLC, dated July 3, 2019, as amended on September 1, 2020 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed by the Registrant on November 2, 2020).

10.7#	Cerevel Therapeutics Holdings, Inc. 2020 Equity Incentive Plan (incorporated by reference to Annex J to the Proxy Statement/Prospectus).

10.8#
Forms of Award Agreements under the Cerevel Therapeutics Holdings, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed by the Registrant on November 2, 2020).

10.9#	Cerevel Therapeutics Holdings, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Annex K to the Proxy Statement/Prospectus).

10.10#
Employment Agreement, dated November 23, 2018, by and between Cerevel Therapeutics, LLC and N. Anthony Coles, and amendments thereto (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed by the Registrant on November 2, 2020).

10.11#
Employment Agreement, dated November 26, 2018, by and between Cerevel Therapeutics, LLC and Ramiro Sanchez, and amendment thereto (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed by the Registrant on November 2, 2020).

10.12#
Employment Agreement, dated March 16, 2019, by and between Cerevel Therapeutics, LLC and John Renger (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed by the Registrant on November 2, 2020).

10.13#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed by the Registrant on November 2, 2020).

10.14#	Severance Benefits Policy for Specified C-Suite Executives (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed by the Registrant on November 2, 2020).

10.15#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed by the Registrant on November 2, 2020).

10.16#	Form of Indemnification Agreement (Directors) (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed by the Registrant on November 2, 2020).

10.17#	Form of Indemnification Agreement (Officers) (incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed by the Registrant on November 2, 2020).

10.18*#	Offer Letter, dated August 18, 2019, by and between Cerevel Therapeutics, LLC and Mark Bodenrader.

10.19*#	Employment Agreement, dated April 1, 2019, by and between Cerevel Therapeutics, LLC and Kenneth DiPietro.

10.20*#	Employment Agreement, dated June 25, 2019, by and between Cerevel Therapeutics, LLC and Orly Mishan.

10.21*#	Employment Agreement, dated November 8, 2019, by and between Cerevel Therapeutics, LLC and Bryan Phillips.

10.22*#	Employment Agreement, dated July 7, 2020, by and between Cerevel Therapeutics, LLC and Kathleen Tregoning.

10.23*#	Employment Agreement, dated May 9, 2019, by and between Cerevel Therapeutics, LLC and Kathy Yi.

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

32.1*+	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*+	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
+
These certifications will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

†
Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

††	Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cerevel Therapeutics Holdings, Inc.

Date: November 16, 2020	By:	/s/ N. Anthony Coles
N. Anthony Coles President and Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Kathy Yi
Kathy Yi Chief Financial Officer (Principal Financial Officer)