Form 10-Q
period 2021-03-31
Cerevel Therapeutics Holdings, Inc.
filed 2021-05-17
CIK 1805387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-39311

CEREVEL THERAPEUTICS HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-3911080
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Jacobs Street, Suite 200 Cambridge, MA	02141
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (844) 304-2048

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share Warrants to purchase one share of common stock at an exercise price of $11.50	CERE CEREW	The Nasdaq Capital Market The Nasdaq Capital Market

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

As of May 12, 2021, the registrant had 127,459,087 shares of common stock, par value $0.0001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, or this Quarterly Report, may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:

•

the success, cost and timing of our product development activities and clinical trials, including statements regarding our plans for clinical development of our product candidates, the initiation and completion of clinical trials and related preparatory work and the expected timing of the availability of results of clinical trials;

•	our ability to recruit and enroll suitable patients in our clinical trials;
•	the potential attributes and benefits of our product candidates;
•	our ability to obtain and maintain regulatory approval for our product candidates, and any related restrictions, limitations or warnings in the label of an approved product candidate;
•	our ability to obtain funding for our operations, including funding necessary to complete further development, approval and, if approved, commercialization of our product candidates;
•	the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our operating expense and capital expenditure requirements;
•	the potential for our business development efforts to maximize the potential value of our portfolio;
•	our ability to identify, in-license or acquire additional product candidates;
•	our ability to maintain the Pfizer License Agreement underlying our product candidates;
•	our ability to compete with other companies currently marketing or engaged in the development of treatments for the indications that we are pursuing for our product candidates;
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and the duration of such protection;
•	our ability to contract with and rely on third parties to assist in conducting its clinical trials and manufacture our product candidates;
•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in partnership with others;
•	the rate and degree of market acceptance of our product candidates, if approved;
•	the pricing and reimbursement of our product candidates, if approved;
•	regulatory developments in the United States and foreign countries;
•	the impact of laws, regulations, accounting standards, regulatory requirements, judicial decisions and guidance issued by authoritative bodies;
•	our ability to attract and retain key scientific, medical, commercial or management personnel;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our financial performance;
•	the ability to recognize the anticipated benefits of the Business Combination and the tavapadon financing transaction; and
•	the effect of COVID-19 on the foregoing.

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the COVID-19 pandemic and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

You should read this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

ii

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

•	The successful development of pharmaceutical products is highly uncertain.
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

The risks described above should be read together with the text of the full risk factors described below in the section entitled “Risk Factors” and the other information set forth in this Quarterly Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the Securities Exchange Commission, or the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and per share data)

(Unaudited)

	As of
	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$343,287	$383,623
Prepaid expenses and other current assets	6,524	6,937
Total current assets	349,811	390,560
Property and equipment, net	27,597	24,165
Operating lease assets	24,187	24,459
Restricted cash	4,200	4,200
Other long-term assets	2,309	1,889
Total assets	$408,104	$445,273
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,755	$4,993
Accrued expenses and other current liabilities	24,257	22,519
Operating lease liabilities, current portion	2,139	2,036
Total current liabilities	34,151	29,548
Operating lease liabilities, net of current portion	32,952	30,969
Other long-term liabilities	965	236
Total liabilities	68,068	60,753
Commitments and contingencies (Notes 11 and 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value: 500,000,000 shares authorized; 127,325,116 and 127,123,954 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	13	13
Additional paid-in capital	781,914	775,417
Accumulated deficit	(441,891)	(390,910)
Total stockholders’ equity	340,036	384,520
Total liabilities and stockholders’ equity	$408,104	$445,273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share amounts and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$36,561	$26,959
General and administrative	14,010	10,743
Total operating expenses	50,571	37,702
Loss from operations	(50,571)	(37,702)
Interest income, net	15	204
Other income (expense), net	(425)	(15,710)
Loss before income taxes	(50,981)	(53,208)
Income tax benefit (provision), net	—	—
Net loss and comprehensive loss	$(50,981)	$(53,208)
Net loss per share, basic and diluted	$(0.40)	$(0.87)
Weighted-average shares used in calculating net loss per share, basic and diluted	127,225,535	60,944,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(1)

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2020	127,123,954	$13	$775,417	$(390,910)	$384,520
Issuance of common stock under equity incentive plans related to vesting of RSUs	14,270	—	—	—	—
Issuance of common stock under equity incentive plans related to exercise of options	186,892		742		742
Reclassification of private placement warrants from equity to other long-term liabilities	—	—	(305)	—	(305)
Equity-based compensation expense	—	—	6,060	—	6,060
Net loss	—	—	—	(50,981)	(50,981)
Balance at March 31, 2021	127,325,116	$13	$781,914	$(441,891)	$340,036

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2019	60,930,932	$6	$322,115	$(244,298)	$77,823
Issuance of common stock under equity incentive plans related to vesting of RSUs	14,270	—	—	—	—
Equity-based compensation expense	—	—	2,970	—	2,970
Net loss	—	—	—	(53,208)	(53,208)
Balance at March 31, 2020	60,945,202	$6	$325,085	$(297,506)	$27,585

(1)	Historical share and capital amounts were retroactively restated for reverse recapitalization as described in Note 1, Nature of Operations.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(50,981)	$(53,208)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	63	95
Non-cash rent expense under operating leases	(184)	508
Equity-based compensation	6,137	2,970
Change in fair value of Equity Commitment and Share Purchase Option	—	15,710
Change in fair value of private placement warrants	424	—
Changes in operating assets and liabilities, net:
Prepaid expenses and other current assets	426	940
Operating lease asset	(14)	(459)
Other assets	3	(1,167)
Accounts payable	3,176	4,806
Accrued expenses and other liabilities	1,975	351
Operating lease liability	2,557	—
Net cash flows used in operating activities	(36,418)	(29,454)
Cash flows from investing activities:
Purchases of property and equipment	(4,660)	(2,556)
Net cash flows used in investing activities	(4,660)	(2,556)
Cash flows from financing activities:
Proceeds from the exercise of stock options	742	—
Net cash flows provided by financing activities	742	—
Net decrease in cash, cash equivalents and restricted cash	(40,336)	(32,010)
Cash, cash equivalents and restricted cash, beginning of the period	387,823	83,682
Cash, cash equivalents and restricted cash, end of the period	$347,487	$51,672
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$343,287	$47,541
Restricted cash	4,200	4,131
Total cash, cash equivalents and restricted cash	$347,487	$51,672
Supplemental cash flow disclosures from non-cash operating, investing, and financing activities:
Fixed asset additions included in accounts payable and other current liabilities	$3,252	$3,357
Deferred unpaid transaction costs related to financing activities	$461	$1,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On October 27, 2020, ARYA Sciences Acquisition Corp II (ARYA) completed the acquisition of Cerevel Therapeutics, Inc. (Old Cerevel), a private company and our predecessor, pursuant to the Business Combination Agreement dated July 29, 2020, as amended on October 2, 2020 (Business Combination Agreement). ARYA was incorporated as a Cayman Islands exempted company on February 20, 2020, and was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Cerevel Therapeutics, Inc. was incorporated in Delaware on July 23, 2018, under the name Perception Holdco, Inc., which was subsequently changed to Cerevel Therapeutics, Inc. on October 23, 2018.

Our principal operations commenced on September 24, 2018 (Formation Transaction Date), when Old Cerevel licensed technology to a portfolio of pre-commercial neuroscience assets from Pfizer Inc. (Pfizer) in exchange for the issuance of Series A-2 Preferred Stock of Old Cerevel and obtained a $350.0 million equity commitment (the Equity Commitment), from BC Perception Holdings, LP (Bain Investor), an affiliate of Bain Capital, to develop the in-licensed assets in exchange for the issuance of Series A-1 Preferred Stock and Series A Common Stock of Old Cerevel. Bain Investor also received the option to purchase up to an additional 10.0 million shares of Old Cerevel at $10.00 per share, subject to Pfizer’s participation rights (the Share Purchase Option). On the Formation Transaction Date, we received an initial investment of $115.0 million in equity funding from Bain Investor to begin operations. During 2019 we received an additional investment of $60.1 million in equity funding from Bain Investor. Bain Investor contributed an additional $25.0 million in equity funding in July 2020 (the Additional Financing Shares).

Upon the closing of the transactions contemplated by the Business Combination Agreement (the Business Combination or the Business Combination Transaction), Old Cerevel became a wholly owned subsidiary of ARYA and ARYA was renamed Cerevel Therapeutics Holdings, Inc. and the Equity Commitment and the Share Purchase Option related to Old Cerevel were terminated. Upon completion of the Business Combination Transaction, and pursuant to the terms of the Business Combination Agreement, the existing shareholders of Old Cerevel exchanged their interests for shares of common stock of Cerevel Therapeutics Holdings, Inc. (New Cerevel). Net proceeds from this transaction totaled approximately $439.5 million.

We accounted for the Business Combination Transaction as a reverse recapitalization which is the equivalent of Old Cerevel issuing stock for the net assets of ARYA, with ARYA treated as the acquired company for accounting purposes. The net assets of ARYA were stated at historical cost with no goodwill or other intangible assets recorded. Reported results from operations included herein prior to the Business Combination are those of Old Cerevel. The shares and corresponding capital amounts and loss per share related to Old Cerevel’s outstanding redeemable convertible preferred stock, redeemable convertible common stock, and common stock prior to the Business Combination Transaction have been retroactively restated to reflect the exchange ratio (the Exchange Ratio) established in the Business Combination Agreement (1.00 share of Old Cerevel for 2.854 shares of New Cerevel).

For additional information on the Business Combination Transaction and the Additional Financing Shares, please read Note 3, Business Combination, to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 (our Annual Report). For additional information on our license arrangement with Pfizer, please read Note 6, Pfizer License Agreement, to our audited consolidated financial statements included in our Annual Report. For additional information on the Equity Commitment and the Share Purchase Option, please read Note 7, Equity Commitment and Share Purchase Option, to our audited consolidated financial statements included in our Annual Report.

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

Our consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets and the satisfaction of liabilities in the ordinary course of business. Since our inception, we have incurred significant operating losses and, as of March 31, 2021, had an accumulated deficit of $441.9 million and had not yet generated revenues. In addition, we anticipate that our expenses will increase significantly in connection with our ongoing activities to support our research, discovery and clinical development efforts and we expect to continue to incur significant expenses and operating losses for the foreseeable future.

Prior to the Business Combination Transaction, our operations were funded primarily from the issuance of convertible preferred stock, convertible common stock and common stock. Upon the closing of the Business Combination Transaction in October 2020, we received net proceeds totaling approximately $439.5 million, as described above in Note 1, Nature of Operations. We believe that our available cash resources as of March 31, 2021, of $343.3 million will enable us to fund our operating expense and capital expenditure requirements through at least twelve months from the issuance date of these financial statements.

Impact of the COVID-19 Pandemic

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our operations and the operations of our customers, suppliers, vendors and business partners. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy and we cannot presently predict the scope and severity of any potential business shutdowns or disruptions. We have not incurred any significant impairment losses in the carrying values of our assets as a result of the pandemic and we are not aware of any specific related event or circumstance that could have a material adverse impact on our business, results of operations and financial condition. The extent to which COVID-19 ultimately impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence. The estimates of the impact on our business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of the company and its subsidiaries, Cerevel Therapeutics Inc., Cerevel Therapeutics LLC and Cerevel MA Securities Corporation, after elimination of all intercompany accounts and transactions. The accompanying unaudited condensed consolidated financial statements and notes hereto have been prepared in conformity with the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) as set forth in the Financial Accounting Standards Board’s (FASB) accounting standards codification. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the FASB.

In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three months ended March 31, 2021 and 2020, are not necessarily indicative of the results for the entire fiscal year or any other period. The condensed consolidated financial statements for the three months ended March 31, 2021 and 2020, have been prepared on the same basis as and should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report.

As a result of the Business Combination Transaction, the shares and corresponding capital amounts and loss per share related to Old Cerevel’s outstanding redeemable convertible preferred stock, redeemable convertible common stock and common stock prior to the Business Combination Transaction have been retroactively restated to reflect the Exchange Ratio established in the Business Combination Agreement. For additional information on the Business Combination Transaction and the Exchange Ratio, please read Note 3, Business Combination, to our audited consolidated financial statements included in our Annual Report.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, the fair value of the Equity Commitment and Share Purchase Option, the fair value of stock options, the recoverability of our net deferred tax assets and the related valuation allowance and the accrual for research and development expense. The impact on accounting estimates and judgments on our financial condition and results of operations due to COVID-19 has introduced additional uncertainties. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances change. Actual results could differ materially from those estimates.

Restricted Cash

In connection with our entering into the lease agreement for our headquarters in Cambridge, MA, in July 2019 we were required to provide a security deposit in the form of a letter of credit. We have classified this amount as restricted cash within our consolidated balance sheet as of March 31, 2021 and December 31, 2020.

Common Stock Warrants and Derivative Financial Instruments

We review any common stock purchase warrants and other freestanding derivative financial instruments at each balance sheet date and account for them based on an assessment of the specific terms of the instrument and applicable authoritative guidance in accordance with ASC 480, Distinguishing Liabilities from Equity (ASC 480).

Our assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

We classify freestanding derivative financial instruments that are indexed in our own stock as:

a)

Equity if they (i) require physical settlement or net-share settlement, or (ii) give the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), or

b)

Assets or liabilities if they (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the company’s control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement)

We assess classification of our common stock warrants and other freestanding derivatives at each reporting date to determine whether a change in classification is required. Warrants to purchase an aggregate of 5,149,666 shares were issued by ARYA as part of the units sold in its IPO in June 2020. We determined that our 4,983,314 outstanding public warrants satisfied the criteria for classification as equity instruments as of March 31, 2021, and December 31, 2020, respectively.

We determined our 166,333 private placement warrants were immaterial as of December 31, 2020. In certain circumstances, the identity of the holder may result in different settlement amounts, and therefore our private placement warrants are not considered indexed in our own stock in the manner contemplated by ASC Section 815-40-15. Accordingly, we reclassified our private placement warrants as long-term liabilities in our condensed consolidated balance sheet as of March 31, 2021.

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

For additional information related to our other significant accounting policies, please read Note 4, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in our Annual Report.

Recent Accounting Guidance

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the company as of the specified effective date. Unless otherwise discussed, the company believes that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

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

4. Pfizer License Agreement

In August 2018, we entered into a license agreement with Pfizer (the Pfizer License Agreement) pursuant to which we were granted an exclusive, sublicensable, worldwide license under certain Pfizer patent rights, and a non-exclusive, sublicensable, worldwide license under certain Pfizer know-how to develop, manufacture and commercialize certain compounds and products, which currently constitute the entirety of our asset portfolio, subject to the terms and conditions of the Pfizer License Agreement.

Under the Pfizer License Agreement, we are solely responsible for the development, manufacture, regulatory approval and commercialization of compounds and products in the field and we will pay Pfizer tiered royalties on the aggregate net sales during each calendar year, determined on a product-by-product basis, with respect to products under the Pfizer License Agreement, and we may pay potential milestone payments to Pfizer, based on the successful achievement of certain regulatory and commercial milestones. To date, no regulatory or commercial approval milestone payments or royalty payments were made or became due under this agreement.

For additional information on our Pfizer License Agreement, please read Note 6, Pfizer License Agreement, to our audited consolidated financial statements included in our Annual Report.

5. Fair Value Measurements

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis and indicates the level of fair value hierarchy utilized to determine such fair values:

As of March 31, 2021 (In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents—money market funds	$343,287	$—	$—	$343,287
Restricted cash—money market funds	4,200	—	—	4,200
Total Assets	$347,487	$—	$—	$347,487
Liabilities:
Private placement warrants	$—	$—	$729	$729
Total Liabilities	$—	$—	$729	$729

As of December 31, 2020 (In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents—money market funds	$383,623	$—	$—	$383,623
Restricted cash—money market funds	4,200	—	—	4,200
Total Assets	$387,823	$—	$—	$387,823
Liabilities:
Private placement warrants	$—	$—	$—	$—
Total Liabilities	$—	$—	$—	$—

There have been no impairments of our assets measured and carried at fair value during the three months ended March 31, 2021. In addition, there were no changes in valuation techniques, inputs utilized or transfers between fair measurement levels in the periods presented.

The carrying amounts reflected in our condensed consolidated balance sheets for our cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term nature of these assets and liabilities.

The private placement warrants represent the only Level 3 assets and liabilities carried at fair market value as of March 31, 2021. The fair value measurement of the private placement warrants is sensitive to changes in the unobservable inputs used to value the financial instrument. Changes in the inputs could result in changes to the fair value of each financial instrument.

The following table provides a roll forward of the liability associated with our private placement warrants:

(In thousands)	Amount
Liability, December 31, 2020	$—
Reclassification from equity	(305)
Change in fair value	(424)
Liability, March 31, 2021	$(729)

We reclassified our private placement warrants from equity to other long-term liabilities as of March 31, 2021. Our estimate of the fair value of our private placement warrant liability was determined through a binomial lattice model utilizing a discount rate of 0.80%, an expected volatility implied by the market price of the public warrants of 37.7%, an expected dividend yield of 0% and the fair values of our common stock and public warrants as of March 31, 2021.

6. Financial Statement Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
(In thousands)	March 31, 2021	December 31, 2020
Prepaid clinical trial services	$807	$172
Prepaid research and development expenses	1,433	1,650
Prepaid insurance	2,678	3,675
Other prepaid expenses	1,444	1,280
Other current assets	162	160
Prepaid expenses and other current assets	$6,524	$6,937

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
(In thousands)	March 31, 2021	December 31, 2020
Computer equipment	$881	$96
Furniture and fixtures	322	322
Laboratory equipment	545	101
Construction in progress	25,941	23,728
Less: Accumulated depreciation	(92)	(82)
Property and equipment, net	$27,597	$24,165

 Construction-in-progress primarily relates to the build-out of our headquarters in Cambridge, Massachusetts.

Other Long-Term Assets

Other long-term assets consisted of the following:

	As of
(In thousands)	March 31, 2021	December 31, 2020
Deferred expenses associated with financing activities	$461	$—
Other prepaid expenses, net of current portion	1,363	1,389
Other	485	500
Other long-term assets	$2,309	$1,889

As of March 31, 2021 and December 31, 2020, other prepaid expenses, net of current portion, primarily consists of deposits paid under certain clinical research organization (CRO) agreements that will be held until the completion of the related clinical trials which are anticipated to end more than twelve months from the balance sheet date.

Deferred expenses associated with financing activities as of March 31, 2021, are comprised of costs incurred with third parties directly related to the Funding Agreements described in Note 14, Subsequent Events.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
(In thousands)	March 31, 2021	December 31, 2020
External research and development services	$16,002	$8,893
Accrued compensation and personnel costs	4,483	9,489
Accrued construction-in-progress	1,930	2,618
Accrued deferred expenses associated with financing activities	424	96
Professional fees and consulting services	1,263	1,150
Other	155	273
Accrued expenses and other current liabilities	$24,257	$22,519

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	As of
(In thousands)	March 31, 2021	December 31, 2020
Private placement warrants	$729	$—
Other	236	236
Other long-term liabilities	$965	$236

Other Income (Expense), net

Other income (expense), net consisted of the following:

	For the Three Months Ended March 31,
(In thousands)	2021	2020
Loss on fair value remeasurement of Equity Commitment	$—	$(15,760)
Gain on fair value remeasurement of Share Purchase Option	—	50
Loss on fair value remeasurement of private placement warrants	(424)	—
Other, net	(1)	—
Other income (expense), net	$(425)	$(15,710)

The Equity Commitment and Share Purchase Option were free-standing financial instruments that were recorded at fair value on the Formation Transaction Date. We revalued these financial instruments each reporting period and classified the fair value of the remaining Equity Commitment and the Share Purchase Option as an asset or a liability in our condensed consolidated balance sheets through their termination. We recognized the changes in fair value of the Equity Commitment and Share Purchase Option as a component of other income (expense), net in our condensed consolidated statements of operations and comprehensive loss.

For additional information on the Equity Commitment and Share Purchase Option and their related valuation, please read Note 7, Equity Commitment and Share Purchase Option, to our audited consolidated financial statements included in our Annual Report.

7. Stockholders’ Equity

The condensed consolidated statement of stockholders’ equity has been retroactively adjusted for all periods presented to reflect the Business Combination and reverse recapitalization as discussed in Note 3, Summary of Significant Accounting Policies.

Preferred Stock

Upon closing of the Business Combination Transaction, pursuant to the terms of our Certificate of Incorporation, we authorized 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Our board of directors has the authority, without further action by our stockholders, to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock as of March 31, 2021 and December 31, 2020.

Common Stock

Pursuant to the terms of our Certificate of Incorporation, we authorized 500,000,000 shares of common stock with a par value of $0.0001 per share. There were 127,325,116 and 127,123,954 shares of common stock issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.

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

As of March 31, 2021 and December 31, 2020, we determined that our 4,983,314 public warrants outstanding satisfied the criteria for classification as equity instruments in our condensed consolidated balance sheet.

As of March 31, 2021 and December 31, 2020, there were 166,333 private placement warrants outstanding. The fair value of our private placement warrants as of March 31, 2021, totaled approximately $0.7 million. We reclassified our private placement warrants from equity to other long-term liabilities in our condensed consolidated balance sheet as of March 31, 2021. Upon establishment of this liability, we reclassified approximately $0.3 million from additional paid-in capital and recognized a charge of approximately $0.4 million to other income (expense), net, resulting from the change in fair value of these warrants. We did not recognize a liability in relation to our private placement warrants prior to March 31, 2021, as we previously determined that the fair value of these warrants was immaterial.

The warrants will become exercisable beginning on June 9, 2021. Each whole warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share. The warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

8. Equity-Based Compensation

Equity-based Compensation Expense

The following table summarizes equity-based compensation expense included in our condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended March 31,
In thousands	2021	2020
Research and development	$1,797	$910
General and administrative	4,340	2,060
Total equity-based compensation expense included in total operating expense	$6,137	$2,970

The following table summarizes equity-based compensation expense by award type included in our condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended March 31,
In thousands	2021	2020
Stock options	$6,038	$2,948
Restricted stock units	22	22
Employee stock purchase plan	77	—
Total equity-based compensation expense included in total operating expense	$6,137	$2,970

Stock Options

The following table summarizes our stock option activity for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	12,464,668	$6.37	8.57	$127,301
Granted	4,423,523	$12.87
Exercised	(186,892)	$3.97
Forfeited	(617,107)	$7.02
Outstanding at March 31, 2021	16,084,192	$8.14	8.48	$90,771
Options exercisable as of March 31, 2021	4,805,971	$5.36	7.59	$40,249

The aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of in-the-money options. Our closing stock price as reported on Nasdaq as of March 31, 2021, was $13.73.

As of March 31, 2021, total unrecognized equity-based compensation expense relating to stock options was $60.0 million. This amount is expected to be recognized over a weighted average period of 3.5 years.

Stock options granted during the three months ended March 31, 2021, include awards granted in conjunction with our annual awards made in February 2021.

The weighted-average assumptions that we used to determine the fair value of stock options granted to employees and directors are summarized as follows:

	For the Three Months Ended March 31,
	2021	2020
Risk free interest rate	0.65%	1.56%
Expected term (in years)	6.07	6.01
Expected volatility	95.0%	105.0%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$9.81	$2.54

9. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share:

	For the Three Months Ended March 31,
(In thousands, except per share data)	2021	2020
Numerator:
Net loss	$(50,981)	$(53,208)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	127,225,535	60,944,732
Net loss per share, basic and diluted	$(0.40)	$(0.87)

Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of all potential dilutive securities would have been anti-dilutive. The shares in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of
	March 31, 2021	March 31, 2020
Stock options outstanding	16,084,192	14,922,159
Restricted stock units outstanding	57,080	99,890
Warrants outstanding	5,149,647	—
ESPP shares issuable	17,921	—
Shares to be issued upon settlement of remaining Equity Commitment	—	49,929,121
Shares to be issued upon exercise of Share Purchase Option	—	28,540,304
Total	21,308,840	93,491,474

10. Income Taxes

For the three months ended March 31, 2021 and 2020, we did not record income tax benefits for net operating losses incurred or for the research and development tax credits generated in each period due to the uncertainty of realizing a benefit from those items.

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We have considered our history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of March 31, 2021 and December 31, 2020, we have recorded a full valuation allowance against our net deferred tax assets.

11. Legal Proceedings

We, from time to time, may be party to litigation arising in the ordinary course of business. We were not subject to any material legal proceedings as of March 31, 2021, or December 31, 2020, and, to the best of our knowledge, no material legal proceedings are currently pending or threatened.

12. Commitments and Contingencies

As of March 31, 2021, we have several ongoing clinical studies in various clinical trial stages. Our most significant contracts relate to agreements with CROs for clinical trials and preclinical studies and contract manufacturing organizations (CMOs) for the manufacturing of drug substance, which we enter into in the normal course of business. The contracts with CROs and CMOs are generally cancellable, with notice, at our option.

Guarantees and Indemnification Obligations

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify and agree to reimburse the indemnified party for losses and costs incurred by the indemnified party in connection with any patent, copyright, trade secret or other intellectual property or personal right infringement claim by any third party with respect to our technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. In addition, we have entered into indemnification agreements with members of our board of directors and our executive officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. To date, we have not incurred any losses or any material costs related to these indemnification obligations and no claims with respect thereto were outstanding. We do not believe that the outcome of any claims under indemnification arrangements will have a material effect on our financial position, results of operations and cash flows, and we have not accrued any liabilities related to such obligations in our condensed consolidated financial statements as of March 31, 2021 and December 31, 2020.

13. Related Parties

As of March 31, 2021, and December 31, 2020, Pfizer held 27,349,211 shares of common stock and had nominated two members to our board of directors. For additional information on our license agreement with Pfizer, please read Note 4, Pfizer License Agreement, to these condensed consolidated financial statements.

 As of March 31, 2021, and December 31, 2020, Bain Investor held 60,632,356 shares of common stock and had nominated four members to our board of directors.

Management Agreement

Following the closing of the Business Combination, we entered into a new management agreement with Bain Capital Private Equity, LP and Bain Capital Life Sciences, LP providing for the expense reimbursement and indemnification of such entities.

14. Subsequent Events

We have completed an evaluation of all subsequent events after the unaudited balance sheet date of March 31, 2021, through May 17, 2021, the issuance date of these financial statements, to ensure that these condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements as of March 31, 2021, and events which occurred subsequently but were not recognized in the condensed consolidated financial statements. We have concluded that no subsequent events other than the following have occurred that require disclosure:

Funding Agreements

On April 12, 2021 (the Effective Date), we entered into a funding agreement with NovaQuest Co-Investment Fund XVI, L.P. (NovaQuest and the NovaQuest Funding Agreement) and a funding agreement with BC Pinnacle Holdings, LP (Bain, the Bain Funding Agreement and, together with the NovaQuest Funding Agreement, the Funding Agreements), pursuant to which NovaQuest and Bain will provide funding to support our development of tavapadon for the treatment of Parkinson’s disease.

Pursuant to the Funding Agreements, we will receive up to $62.5 million in funding from each of NovaQuest and Bain, for a combined total of up to $125 million in funding (the Total Funding Commitment), of which approximately $31.3 million (25% of the Total Funding Commitment) was received within 10 business days of the Effective Date, and $37.5 million (30% of the Total Funding Commitment), approximately $31.3 million (25% of the Total Funding Commitment) and $25.0 million (20% of the Total Funding Commitment) will be received on the first, second and third anniversaries of the Effective Date, respectively, subject to certain customary funding conditions.

In return, we agreed to pay to NovaQuest and Bain (1) upon approval of tavapadon by the FDA, a combined $187.5 million (1.5x of the Total Funding Commitment) (the Approval Milestone Payment), with 50% of the Approval Milestone Payment due within 30 days of FDA approval and 12.5% of the Approval Milestone Payment due on each of the first four anniversaries of FDA approval, (2) upon first reaching certain cumulative U.S. net sales thresholds, certain sales milestone payments and (3) combined tiered, mid-single digit to low-double digit royalties on annual net sales of tavapadon in the U.S.

At the time that NovaQuest and Bain collectively receive an aggregate of approximately $531.3 million (4.25x of the Total Funding Commitment), our payment obligations under the Funding Agreements will be fully satisfied. We have the option to satisfy our payment obligations to NovaQuest and Bain upon the earlier of FDA approval or May 1, 2025 by paying an amount equal to the Total Funding Commitment multiplied by a certain factor (which will initially be 3.00x and will increase over time to a maximum of 4.25x), less amounts previously paid to NovaQuest and Bain.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report, and the consolidated financial statements and accompanying notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the material and other risks that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

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

2.

Darigabat (formerly known as CVL-865) is a PAM that selectively targets the alpha-2/3/5 subunits of the GABAA receptor. In the second half of 2020, we initiated a Phase 2 proof-of-concept trial, known as REALIZE, in patients with drug-resistant focal onset seizures in epilepsy, or focal epilepsy, and a Phase 1 proof-of-principle trial in acute anxiety. Data is expected in the fourth quarter of 2021 for the Phase 1 anxiety trial and in the second half of 2022 for the Phase 2 focal epilepsy trial.

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

5.

CVL-936 is a selective dopamine D3-preferring antagonist that we are developing for the treatment of substance use disorder, or SUD. We have received a notice of award for cooperative grant funding from the National Institute on Drug Abuse, or NIDA, to support the development of this compound in opioid use disorder, or OUD. We initiated a Phase 1 single ascending dose, or SAD, trial in January 2020. We concluded dosing of Cohort 1 of the Phase 1 SAD trial after receiving sufficient clinical data for the intended purposes for this trial. We intend to conduct a multiple dose canine electroencephalogram, or EEG, study prior to additional Phase 1 SAD and MAD evaluations.

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

In addition to our clinical-stage pipeline, we plan to advance the development of our preclinical portfolio across multiple neuroscience indications. This preclinical portfolio includes CVL-354, a kappa opioid receptor antagonist, which we refer to as KORA, which we are developing in major depressive disorder, or MDD, and SUD, and for which we plan to submit an IND in the second quarter of 2021. In addition, we are developing CVL-047, our selective PDE4 inhibitor (PDE4D-sparing), for the treatment of MDD and schizophrenia, and we plan to submit an IND in the fourth quarter of 2021. We are deploying the latest technologies, such as artificial intelligence and DNA-encoded chemical libraries, to efficiently identify new therapeutic molecules, including those with disease-modifying potential. We believe that our targeted approach to neuroscience will enable us to create a leading drug discovery and development platform to transform the lives of patients living with neuroscience diseases.

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

Compound	Disease Area	Discovery	Pre-clinical	Phase 1	Phase 2	Phase 3	Upcoming Milestone	Mechanism
CVL-231	Schizophrenia						Ph. 1b Data Mid-Year 2021	M4 PAM
Darigabat	Epilepsy						Ph. 2 Data 2H 2022	$GABA_A$ α2/3/5 PAM
Darigabat	Anxiety						Ph. 1 Data 4Q 2021	
Tavapadon	Early Parkinson's						Ph. 3 Data 2H 2023	D1/D5 Strong Partial Agonist
Tavapadon (adjunct with L-Dopa)	Late Parkinson's						Ph. 3 Data 1H 2023	
CVL-871	Dementia-related Apathy						Ph. 2a Data 2H 2022	D1/D5 Partial Agonist
CVL-936	Substance Use Disorder						Under Evaluation	D3 Preferring Antagonist
CVL-354	MDD / SUD						IND Submission 2Q 2021	KOR Antagonist
CVL-047	MDD / Schizophrenia						IND Submission 4Q 2021	PDE4
Lead Optimization	Schizophrenia						Candidate Selection	M4 Agonist
Lead Optimization	Parkinson's						Candidate Selection	LRRK2

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

We have incurred significant operating losses since our inception and, as of March 31, 2021, we had an accumulated deficit of $441.9 million and had not yet generated revenues. We believe that our available cash resources as of March 31, 2021, of $343.3 million, will enable us to fund our operating expense and capital expenditure requirements through at least twelve months from the issuance date of the unaudited condensed consolidated financial statements included in this Quarterly Report.

We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•

advance our clinical-stage product candidates CVL-231, darigabat, tavapadon, CVL-871 and CVL-936 through clinical development, including as we advance these candidates into later-stage clinical trials;

•	advance our preclinical stage product candidates into clinical development including CVL-354 and our CVL-047;
•	seek to identify, acquire and develop additional product candidates, including through business development efforts to invest in or in-license other technologies or product candidates;
•	hire additional clinical, quality control, medical, scientific and other technical personnel to support our clinical operations;
•	expand our operational, financial and management systems and increase personnel to support our operations;
•	meet the requirements and demands of being a public company;
•	maintain, expand and protect our intellectual property portfolio;
•	make milestone, royalty or other payments due under the Pfizer License Agreement and any future in-license or collaboration agreements;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials; and
•

undertake any pre-commercialization activities to establish sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own or jointly with third parties.

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures.

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

More specifically, the onset of the COVID-19 pandemic caused brief pauses in patient screening and enrollment in our Phase 3 trials of tavapadon for the treatment of Parkinson’s (which we subsequently resumed in the second half of 2020), and we remain particularly vigilant about patient safety given the elderly nature of this population. While we have taken measures to revise clinical trial protocols, the ultimate extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions to contain COVID-19 or treat its impact, including vaccination campaigns, among others.

In addition, recurrences or additional waves of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage were to experience prolonged business shutdowns or other disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, results of operations and financial condition. The estimates of the impact on our business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.

We have not incurred any significant impairment losses in the carrying values of our assets as a result of the pandemic and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in our audited consolidated financial statements.

Business Combination Transaction

On October 27, 2020, ARYA Sciences Acquisition Corp II, or ARYA, completed the acquisition of Cerevel Therapeutics, Inc., or Old Cerevel, a private company, pursuant to the Business Combination Agreement dated July 29, 2020, as amended on October 2, 2020, or the Business Combination Agreement. ARYA was incorporated as a Cayman Islands exempted company on February 20, 2020 and was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Cerevel Therapeutics, Inc. was incorporated in Delaware on July 23, 2018 under the name Perception Holdco, Inc. which was subsequently changed to Cerevel Therapeutics, Inc. on October 23, 2018.

Upon the closing of the transactions contemplated by the Business Combination Agreement, which we refer to as the Business Combination or the Business Combination Transaction, Old Cerevel became a wholly owned subsidiary of ARYA and ARYA was renamed Cerevel Therapeutics Holdings, Inc. Upon completion of the Business Combination Transaction, and pursuant to the terms of the Business Combination Agreement, the existing shareholders of Old Cerevel exchanged their interests for shares of common stock of Cerevel Therapeutics Holdings, Inc., or New Cerevel.

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

For additional information on our operations, please read Note 1, Nature of Operations, to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, or our Annual Report. For additional information on the Business Combination Transaction, please read Note 3, Business Combination, to our audited consolidated financial statements included in our Annual Report.

Our Agreements with Licensors and Stockholders

Pfizer License Agreement

In August 2018, we entered into the Pfizer License Agreement pursuant to which we were granted an exclusive, sublicensable, worldwide license under certain Pfizer patent rights, and a non-exclusive, sublicensable, worldwide license under certain Pfizer know-how to develop, manufacture and commercialize certain compounds and products, which currently constitute the entirety of our asset portfolio, subject to the terms and conditions of the Pfizer License Agreement.

Under the Pfizer License Agreement, we are solely responsible for the development, manufacture, regulatory approval and commercialization of compounds and products in the field and we will pay Pfizer tiered royalties on the aggregate net sales during each calendar year, determined on a product-by-product basis, with respect to products under the Pfizer License Agreement, and we may pay potential milestone payments to Pfizer, based on the successful achievement of certain regulatory and commercial milestones. To date, no regulatory or commercial approval milestone payments or royalty payments were made or became due under this agreement.

For additional information on our Pfizer License Agreement, please read Note 6, Pfizer License Agreement, to our audited consolidated financial statements included in our Annual Report.

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

We expect that our general and administrative expenses will increase both in the near-term and beyond as we continue to build general corporate infrastructure to support organization; however, we expect that the rate at which these expenses grow will moderate throughout 2021.

Interest Income, Net

Interest income, net primarily consists of interest earned on our cash, cash equivalents and restricted cash.

Other Income (Expense), Net

Other income (expense), net consists of amounts for other miscellaneous income and expense unrelated to our core operations.

For the three months ending March 31, 2021, other income (expense), net primarily consisted of gains (losses) on the fair value remeasurement of the private placement warrants.

The private placement warrants were free-standing financial instruments that were reclassified from equity to other long-term liabilities on March 31, 2021. We revalue our private placement warrants each reporting period with increases or decreases in the fair value of these warrants recognized as an adjustment to other income (expense), net in our consolidated statements of operations and comprehensive loss. Changes in the fair value of our private placement warrants result from changes to one or multiple inputs, including adjustments to the discount rate, expected volatility and dividend yield as well as changes in the fair value of our common stock and public warrants.

For the three months ending March 31, 2020, other income (expense), net primarily consisted of gains (losses) on the fair value remeasurement of the Equity Commitment and Share Purchase Option, which were terminated upon the completion of the Business Combination Transaction. The Equity Commitment and Share Purchase Option were free-standing financial instruments that were recorded at their fair value on the Formation Transaction Date. We revalued these instruments each reporting period and recorded increases or decreases in their respective fair value as an adjustment to other income (expense), net in our consolidated statements of operations and comprehensive loss.

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

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or our tax returns. Deferred tax assets and liabilities are determined based on difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2021, we continue to maintain a full valuation allowance against all of our deferred tax assets based on our evaluation of all available evidence.

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

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020	Change
Operating expenses:
Research and development	$36,561	$26,959	36%
General and administrative	14,010	10,743	30%
Total operating expenses	50,571	37,702	34%
Loss from operations	(50,571)	(37,702)	34%
Interest income, net	15	204	(93%)
Other income (expense), net	(425)	(15,710)	(97%)
Loss before income taxes	(50,981)	(53,208)	(4%)
Income tax benefit (provision), net	—	—	—%
Net loss	$(50,981)	$(53,208)	(4)%

Research and Development

The following table summarizes the components of research and development expense for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
(In thousands)	2021	2020	Change
Tavapadon	$10,871	$9,184	18%
CVL-231	7,115	3,606	97%
Darigabat	5,065	3,327	52%
CVL-871	1,167	399	192%
CVL-936	20	1,038	(98%)
Other research and development programs	2,146	1,073	100%
Unallocated	1,752	2,204	(21)%
Personnel costs	6,628	5,218	27%
Equity-based compensation	1,797	910	97%
Total research and development	$36,561	$26,959	36%

For the three months ended March 31, 2021, compared to the same period in 2020, the increase in research and development expense was primarily due to costs associated with the continued advancement of our tavapadon, CVL-231, darigabat and CVL-871 programs as well as increased investment in our preclinical and discovery research efforts. The increase in research and development expense for the three-month comparative periods also reflects an increase in personnel costs, including equity-based compensation, as we continue to develop our organizational infrastructure to advance our pipeline. These increases were partially offset by reduction in costs for the development of CVL-936 as we concluded dosing of Cohort 1 of the Phase 1 SAD trial in the first quarter of 2020 after receiving sufficient clinical data for the intended purposes for this trial.

General and Administrative

	For the Three Months Ended March 31,
(In thousands)	2021	2020	Change
General and administrative	$14,010	$10,743	30%

For the three months ended March 31, 2021, compared to the same period in 2020, the increase in general and administrative expense was primarily due to increased public company costs and a $2.2 million net charge associated with the departure of certain executives. Cost savings from a reduction in outsourced labor were offset by increased personnel costs as we continued to grow our organization.

Interest Income, Net

	For the Three Months Ended March 31,
(In thousands)	2021	2020	Change
Interest income, net	$15	$204	(93)%

Interest income, net primarily consists of interest earned on our cash, cash equivalents and restricted cash. The decrease in interest income, net, reflects a reduction in market interest rates.

Other Income (Expense), Net

The following table summarizes other income (expense), net for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
(In thousands)	2021	2020	Change
Loss on fair value remeasurement of Equity Commitment	$—	$(15,760)	**
Gain on fair value remeasurement of Share Purchase Option	—	50	**
Loss on fair value remeasurement of private placement warrants	(424)	—	**
Other, net	(1)	—	**
Other income (expense), net	$(425)	$(15,710)	**

** – Not meaningful

The Equity Commitment and Share Purchase Option were free-standing financial instruments that were recorded at fair value on the Formation Transaction Date. We revalued these financial instruments each reporting period until their termination upon the completion of our Business Combination Transaction in 2020.

For additional information on our Equity Commitment and Share Purchase Option, please read Note 7, Equity Commitment and Share Purchase Option, to our audited consolidated financial statements included in our Annual Report.

Liquidity and Capital Resources

Sources of Liquidity and Capital

We have incurred significant operating losses since our inception, and we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses totaled $51.0 million and $53.2 million for the three months ended March 31, 2021 and 2020, respectively, and as of March 31, 2021, we had an accumulated deficit of $441.9 million. We have not yet generated revenues.

Prior to the Business Combination, our operations were funded primarily from the issuance of convertible preferred stock, convertible common stock and common stock. Upon the closing of the Business Combination Transaction in October 2020, we received net proceeds totaling approximately $439.5 million.

Our cash and cash equivalents totaled $343.3 million as of March 31, 2021. Until required for use in our business, we typically invest our cash in investments that are highly liquid, readily convertible to cash with original maturities of 90 days or less at the date of purchase. We attempt to minimize the risks related to our cash and cash equivalents by maintaining balances in accounts only with accredited financial institutions and, consequently, we do not believe we are subject to unusual credit risk beyond the normal credit risk associated with ordinary commercial banking relationships.

Future Funding Requirements

Our primary use of cash is to fund operating expenses, primarily related to our research and development activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.

We have incurred significant operating expenses since our inception, and we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. In the future, we will require additional capital to meet operational needs and capital requirements for clinical trials, other research and development expenditures, and business development activities.

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

•	subject to receipt of regulatory approval, revenue, if any, received from commercial sales of our product candidates or any other additional product candidates we may develop and pursue in the future;
•	the achievement of milestones that trigger payments under the Pfizer License Agreement and the Funding Agreements;
•	the royalty payments due under the Pfizer License Agreement and the Funding Agreements;
•	the extent to which we in-license or acquire rights to other products, product candidates or technologies;
•	our ability to establish collaboration arrangements for the development of our product candidates on favorable terms, if at all;
•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
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

For additional information on risks associated with our substantial capital requirements, please read the section entitled “Risk Factors” included elsewhere in this Quarterly Report.

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

Working Capital

The following table summarizes our total working capital, defined as current assets less current liabilities as of March 31, 2021 and December 31, 2020:

	As of
(In thousands)	March 31, 2021	December 31, 2020	Change
Current assets	$349,811	$390,560	(10)%
Current liabilities	(34,151)	(29,548)	16%
Total working capital	$315,660	$361,012	(13)%

The change in working capital at March 31, 2021 from December 31, 2020, reflects a net decrease in total current assets of $40.7 million and a net increase in total current liabilities of $4.6 million.

The net decrease in total current assets was primarily driven by a net decrease in our cash and cash equivalents primarily due to $36.4 million of net cash flows used in operations and $4.7 million of cash used for the purchase of property and equipment.

The net increase in current liabilities was primarily driven by an increase in accounts payable and increases in accrued expenses and other current liabilities related to increased external research and development services partially offset a decrease in the accrual for employee compensation and personnel costs.

Cash Flows

The following table summarizes our sources and uses of cash for the years ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
(In thousands)	2021	2020	Change
Net cash flows used in operating activities	$(36,418)	$(29,454)	24%
Net cash flows used in investing activities	(4,660)	(2,556)	82%
Net cash flows provided by financing activities	742	—	**
Net decrease in cash, cash equivalents and restricted cash	$(40,336)	$(32,010)	26%

Cash flows used in Operating Activities

Net cash flows used in operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. We expect cash provided by financing activities will continue to be our primary source of funds to finance operating needs and capital expenditures for the foreseeable future.

Net cash flows used in operating activities is derived by adjusting our net loss for:

•	non-cash operating items such as depreciation and amortization, non-cash rent expense, equity-based compensation, impairments and write-offs of deferred charges;
•	changes in operating assets and liabilities reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations; and
•	changes in the fair value remeasurement of the Equity Commitment, Share Purchase Option and the private placement warrants.

For the three months ended March 31, 2021, cash used in operating activities primarily reflects our net loss for the period of $51.0 million, adjusted for net non-cash charges totaling $6.4 million and a net change of $8.1 million in our net operating assets and liabilities. Our non-cash charges primarily consisted of $6.1 million of equity-based compensation expense. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses and other liabilities related to increased external research and development services partially offset by a decrease in the accrual for employee compensation and personnel costs and an increase in operating lease liabilities resulting from landlord reimbursement for tenant improvements.

For the three months ended March 31, 2020, net cash used in operating activities primarily reflected our net loss for the period of $53.2 million, adjusted by non-cash charges totaling $19.3 million and a net change of $4.5 million in relation to our net operating assets and liabilities. Our non-cash charges primarily consisted of net losses totaling $15.7 million recognized related to the Equity Commitment and Share Purchase Option, $3.0 million of equity-based compensation expense and $0.5 million of non-cash rent expense. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses and other current liabilities, and a decrease in prepaid expenses and other current assets.

Cash flows used in Investing Activities

For the three months ended March 31, 2021, cash used in investing activities reflected $4.7 million used for purchases of property and equipment, primarily related to the build-out of our Cambridge, Massachusetts headquarters.

For the three months ended March 31, 2020, cash used in investing activities reflected $2.6 million used for purchases of property and equipment, primarily related to the build-out of our Cambridge, Massachusetts headquarters.

Cash flows provided by Financing Activities

For the three months ended March 31, 2021, net cash provided by financing activities totaled $0.7 million, reflecting proceeds received from stock option exercises.

Contractual Obligations and Other Commitments

Our contractual obligations primarily consist of our obligations under non-cancellable operating leases, contracts and other purchase obligations. We did not have any debt obligations as of March 31, 2021 or December 31, 2020.

Our most significant contracts relate to agreements with CROs for clinical trials and preclinical studies, CMOs and other service providers for operating purposes, which we enter into in the normal course of business. These contracts are generally cancelable at any time by us following a certain period after notice and therefore, we believe that our non-cancelable obligations under these agreements are not material. In addition, we have obligations with respect to potential future royalties payable, contingent development, regulatory and commercial milestone payments and amounts related to uncertain tax positions. The timing and amount of such obligations are unknown or uncertain as of March 31, 2021. For additional information on potential royalties and milestone payments payable to Pfizer, see “Our Agreements with Licensors and Stockholders—Pfizer License Agreement.”

As of March 31, 2021, our remaining obligations associated with expenditures expected to be incurred related to the build out of our corporate headquarters totaled $3.5 million. Other than the Funding Agreements, described in Note 14, Subsequent Events, to our accompanying unaudited condensed consolidated financial statements, there have been no other material changes to our contractual obligations and commitments since December 31, 2020.

Contract Research and Manufacturing Organizations

As of March 31, 2021, and December 31, 2020, we recorded accrued expenses of approximately $14.5 million and $7.1 million, respectively, in our consolidated balance sheets for expenditures incurred by CROs and CMOs.

Tax Related Obligations

To date, we have not recognized any reserves related to uncertain tax positions. As of March 31, 2021, and December 31, 2020, we had no accrued interest or penalties related to uncertain tax positions.

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

Our most critical accounting policies and estimates were described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report. There have been no material changes to our critical accounting policies and estimates described in our Annual Report.

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

Recent Accounting Pronouncements

For a discussion of new accounting standards and their expected impact on our consolidated financial statements or disclosures, please read Note 3, Recent Accounting Guidance, to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash and cash equivalents of $343.3 million and $383.6 million as of March 31, 2021 and December 31, 2020, respectively, which consisted of bank deposits and highly liquid money market funds. Furthermore, we had no outstanding debt as of March 31, 2021 or December 31, 2020.

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

Item 4. Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There has been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We, from time to time, may be party to litigation arising in the ordinary course of business. We were not subject to any material legal proceedings as of March 31, 2021 and December 31, 2020, and, to the best of our knowledge, no material legal proceedings are currently pending or threatened.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with the other information in this Quarterly Report, including our consolidated financial statements and the related notes included in this Quarterly Report and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our securities. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which event the market price of our common stock could decline, and you could lose part or all of your investment. Unless otherwise indicated, reference in this section and elsewhere in this Quarterly Report to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, the business, reputation, financial condition, results of operations, revenue and our future prospects. The material and other risks and uncertainties summarized above and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Cautionary Note Regarding Forward-Looking Statements.”

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date, nor do we expect to generate any revenue from product sales for the next few years, if ever. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $51.0 million and $53.2 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $441.9 million and had not yet generated revenues. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

We anticipate that our expenses will increase substantially if, and as, we:

•

advance our clinical-stage product candidates CVL-231, darigabat, tavapadon, CVL-871 and CVL-936 through clinical development, including as we complete our registration-directed Phase 3 program for our most advanced product candidate, tavapadon;

•	headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
•	advance our preclinical-stage product candidates into clinical development;
•	seek to identify, acquire and develop additional product candidates, including through business development efforts to invest in or in-license other technologies or product candidates;
•	hire additional clinical, quality control, medical, scientific and other technical personnel to support our clinical operations;
•	expand our operational, financial and management systems and increase personnel to support our operations;
•	meet the requirements and demands of being a public company;
•	maintain, expand and protect our intellectual property portfolio;
•	make milestone, royalty or other payments due under the Pfizer License Agreement and any future in-license or collaboration agreements;
•	make milestone, royalty or other payments due under the Funding Agreements and any future financing or other arrangements with third parties;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials; and
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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of our product candidates, including our ongoing Phase 3 program for tavapadon and ongoing and planned clinical trials for darigabat, CVL-231, CVL-871 and CVL-936. We will need to raise additional capital to complete our currently planned clinical trials and any future clinical trials. Other unanticipated costs may arise in the course of our development efforts. If we are able to gain marketing approval for product candidates that we develop, we will require significant additional amounts of funding in order to launch and commercialize such product candidates and will also be required to make certain milestone and royalty payments under the Pfizer License Agreement and the Funding Agreements. We cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop, and we may need substantial additional funding to complete the development and commercialization of our product candidates.

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

•	subject to receipt of regulatory approval, revenue, if any, received from commercial sales of our product candidates or any other additional product candidates we may develop and pursue in the future;
•	the achievement of milestones that trigger payments under the Pfizer License Agreement and the Funding Agreements;
•	the royalty payments due under the Pfizer License Agreement and the Funding Agreements;
•	the extent to which we in-license or acquire rights to other products, product candidates or technologies;
•	our ability to establish collaboration arrangements for the development of our product candidates on favorable terms, if at all;
•	our receipt of additional funding from NovaQuest and Bain, or the Investors, under the Funding Agreements;
•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expense and capital expenditure requirements through at least the next twelve months. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Covenants in our Funding Agreements place restrictions on our operating and financial flexibility and if we do not effectively manage our covenants, our financial condition and results of operations could be adversely affected.

In April 2021, we entered into the Funding Agreements, pursuant to which the Investors committed to provide funding to support our development of tavapadon for the treatment of Parkinson’s disease. The Funding Agreements impose various diligence, milestone payment, royalty payment and other obligations on us. Pursuant to the Funding Agreements, we are required to comply with various covenants relating to the conduct of our business and the development and commercialization of tavapadon, including obligations to use commercially reasonable efforts to develop and commercialize tavapadon in the United States and certain limits on our ability to incur indebtedness, create or incur liens or dispose of assets. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might otherwise be advantageous to us and our stockholders.

We are required to make payments to the Investors upon the achievement of certain regulatory and sales milestones. In addition, if we suspend or terminate the development of tavapadon or fail to perform certain diligence obligations, under certain circumstances, we will pay the Investors a combined amount equal to the total amount funded by the Investors up to the date of termination, plus 12% interest compounded annually. We may not have sufficient capital to make the required payments to the Investors on a timely basis or at all. In conjunction with the Funding Agreements, we also entered into security agreements with the Investors pursuant to which we granted the Investors a security interest in the assets material to the development and commercialization of tavapadon in the United States to secure our obligations under the Funding Agreements. If we are unable to comply with such obligations, then the Investors may be able to foreclose on the collateral that was pledged to the Investors. Any of the foregoing events could significantly and adversely affect our financial condition and results of operations.

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

The general approach for FDA approval of a new drug is dispositive data from two or more well-controlled Phase 3 clinical trials of the product candidate in the relevant patient population. Phase 3 clinical trials typically involve a large number of patients, have significant costs and take years to complete. In addition, there is no assurance that the endpoints and trial designs that we intend to use for our planned clinical trials, including those that we have developed based on feedback from regulatory agencies or those that have been used for the approval of similar drugs, will be acceptable for future approvals. For example, while we have designed our registration-directed Phase 3 program for tavapadon after receiving input and feedback from the FDA, there can be no assurance that the design of our planned clinical trials will be satisfactory to the FDA or that the FDA will not require us to modify our trials or conduct additional testing, or that completing these trials will result in regulatory approval. See the section entitled “Business—Our Solution–Tavapadon—Ongoing Clinical Trials—Phase 3 Fixed-Dose Early-Stage Parkinson’s Trial” in our Annual Report for a description of our discussions with the FDA regarding the proposed primary endpoint of our Phase 3 trials of tavapadon in early-stage Parkinson’s. Even if our Phase 3 clinical trials in early-stage Parkinson’s achieve their primary endpoint, there can be no assurance that the FDA will find them sufficient to support approval if, for example, FDA determines the contribution of the MDS-UPDRS Part II score to the primary endpoint results to be inadequate. Our Phase 2 early-stage Parkinson’s trial of tavapadon did not use the MDS-UPDRS Part II score as a primary endpoint and was therefore not powered to show a statistically significant difference from placebo for this measure. In addition, based on our end-of-Phase 2 meeting with the FDA where we presented single-dose ECG, multiple-dose ECG and a model-based analysis of Phase 1 data, we plan to collect time-matched PK and ECG measures in a subset of patients as a sub-study in our planned Phase 3 fixed-dose early-stage Parkinson’s trial. However, there can be no assurance that we will not be required to conduct additional testing on the safety and tolerability of tavapadon, including with respect to arrhythmia. Additionally, we are developing CVL-871 for the treatment of dementia-related apathy. There are no currently approved therapies for dementia-related apathy, and we may experience challenges in defining this indication. There are limited precedents for trial design, trial endpoints and regulatory pathway for this indication, which may make clinical development and regulatory approval of CVL-871 more challenging.

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

The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions to contain COVID-19 or treat its impact, including vaccination campaigns, among others. In addition, recurrences or additional waves of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage were to experience prolonged business shutdowns or other disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.

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

Our failure to successfully initiate and complete clinical trials and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates would significantly harm our business. Our product candidate development costs will also increase if we experience delays in testing or regulatory approvals and we may be required to obtain additional funds to complete clinical trials. Delays in our development of tavapadon in the U.S. could also prevent us from, or delay us in, receiving additional payments under the Funding Agreements, as well as put us in potential breach of our development and commercialization obligations under the Funding Agreements. We cannot assure you that our clinical trials will begin as planned or be completed on schedule, if at all, or that we will not need to restructure or otherwise modify our trials after they have begun. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of our product candidates.

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

We believe that a significant number of product candidates are currently under development for the same indications we are currently pursuing, and some or all may become commercially available in the future for the treatment of conditions for which we are trying or may try to develop product candidates. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. See the section entitled “Business—Competition” in our Annual Report for examples of the competition that our product candidates face.

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

Our success depends, and will likely continue to depend, upon our ability to hire, and our ability to retain the services of our current executive officers, principal consultants and others, including N. Anthony Coles, M.D., our Chairperson and Chief Executive Officer, Abe Ceesay, our President, Mark Bodenrader, our Chief Accounting Officer, Ken DiPietro, our Chief Human Resources Officer, John Renger, Ph.D., our Chief Scientific Officer, Raymond Sanchez, M.D., our Chief Medical Officer, Kathleen Tregoning, our Chief Corporate Affairs Officer, and Kathy Yi, our Chief Financial Officer. Our executive officers may terminate their employment with us at any time. The loss of their services might impede the achievement of our research and development objectives.

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

As of March 15, 2021, Bain Investor and Pfizer own, collectively, approximately 69.1% of the outstanding shares of our common stock. Furthermore, as discussed in the section entitled “Certain Relationships and Related Person Transactions, and Director Independence” in our Annual Report, so long as they own certain specified amounts of our equity securities, Bain Investor and Pfizer have certain rights to nominate our directors. As long as such persons each own or control a significant percentage of outstanding voting power, they will have the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the price at other shareholders have purchased share or have held their shares for a longer period, they may be more interested in selling the company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

The Governing Documents and the Delaware General Corporation Law, or the DGCL, contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors or depress the trading price of shares of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, the Governing Documents include provisions regarding:

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

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or the Certificate of Incorporation or Bylaws, (iv) any action to interpret, apply, enforce or determine the validity of the Certificate of Incorporation or Bylaws or (v) any action asserting a claim against us governed by the internal affairs doctrine; provided, however, that the forgoing provisions will not apply to any claims arising under the Exchange Act or the Securities Act. Our Bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act. In addition, our Bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to these forum provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

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

Under the Funding Agreements, the Investors have the right to suspend payments to us or take other actions that may be adverse to our interests in certain circumstances.

Under the Funding Agreements, while the Investors agreed to provide up to an additional $37.5 million, approximately $31.3 million and $25.0 million on the first, second and third anniversaries of the effective date of the Funding Agreements, respectively, such payments are subject to certain customary funding conditions, and, if those funding conditions are not satisfied or waived, we would not receive such payments. The Investors may also suspend their obligation to make payments to us following the occurrence of enumerated events such as an uncured material breach, a material adverse effect (which includes certain adverse developments related to the development and regulatory approval of tavapadon) or a bankruptcy event. The Investors’ obligation to make development payments will resume upon their notice to us that the condition allowing them to suspend payments has been resolved or cured to their reasonable satisfaction. The Investors may terminate their obligation to make any further development payments if such condition is not resolved or cured within 12 months. If the Investors’ payment obligations terminate in these circumstances, we will remain obligated to make the milestone and royalty payments contemplated in the Funding Agreements to the Investors in the event we nonetheless receive FDA approval for tavapadon and commercialize tavapadon in the U.S. Our ability to receive payments under the Funding Agreements also depends on the ability of the Investors to meet their funding commitments. If we do not receive additional payments under the Funding Agreements, our business, results of operations, cash flows and financial condition could be adversely affected.

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

In order to produce sufficient quantities to meet the demand for clinical trials and, if approved, subsequent commercialization of our product candidates, our third-party manufacturers will be required to increase their production and optimize their manufacturing processes while maintaining the quality of our product candidates. The transition to larger scale production could prove difficult. In addition, if our third-party manufacturers are not able to optimize their manufacturing processes to increase the product yield for our product candidates, or if they are unable to produce increased amounts of our product candidates while maintaining the same quality then we may not be able to meet the demands of clinical trials or market demands, which could decrease our ability to generate profits and have a material adverse impact on our business and results of operations.

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

We have received a notice of award for cooperative grant funding from NIDA with respect to our product candidate CVL-936 to support the development of this compound in OUD. To fund a portion of our future research and development programs, we may apply for additional grant funding from NIDA or other governmental agencies. However, funding by these governmental agencies may be significantly reduced or eliminated in the future for a number of reasons. For example, some programs are subject to a yearly appropriations process in Congress. In addition, we may not receive full funding under current or future grants because of budgeting constraints of the agency administering the program or unsatisfactory progress on the study being funded. Therefore, we cannot assure you that we will receive any future grant funding from any government agencies, or, that if received, we will receive the full amount of the particular grant award. Any such reductions could delay the development of our product candidates.

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

As a result of our business combination with a special purpose acquisition company, regulatory obligations may impact us differently than other publicly traded companies.

On October 27, 2020, Cerevel Therapeutics, Inc., a private company and our predecessor, completed a business combination with ARYA, a special purpose acquisition company, or SPAC, pursuant to which we became a publicly traded company. As a result of this transaction, regulatory obligations have, and may continue, to impact us differently than other publicly traded companies. For instance, the SEC and other regulatory agencies may issue additional guidance or apply further regulatory scrutiny to companies like us that have completed a business combination with a SPAC. Managing this regulatory environment, which has and may continue to evolve, could divert management’s attention from the operation of our business, negatively impact our ability to raise additional capital when needed or have an adverse effect on the price of our common stock.

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

Sales of a substantial number of shares of our shares of common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our shares of common stock. For instance, certain lock-up restrictions under the Registration and Shareholder Rights Agreement applicable to the Perceptive Shareholders, the Bain Investor and Pfizer expired in April 2021. As restrictions on resale end and the registration statements are available for use, the market price of our shares of common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

PART II

Item 6. Exhibits.

Exhibit Number	Description

10.1*†++	Funding Agreement, dated as of April 12, 2021, by and between Cerevel Therapeutics, Inc. and NovaQuest Co-Investment Fund XVI, L.P.
10.2*†++	Funding Agreement, dated as of April 12, 2021, by and between Cerevel Therapeutics, Inc. and BC Pinnacle Holdings, LP.
10.3*#	Employment Agreement, dated April 20, 2021, by and between Cerevel Therapeutics, LLC and Scott M. Akamine.
10.4†#

Employment Agreement, dated April 13, 2021, by and between Cerevel Therapeutics, LLC and Abraham N. Ceesay (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 21, 2021).

10.5*#	Non-Employee Director Compensation Policy, as amended on April 8, 2021.
10.6

Waiver, dated January 20, 2021, by and among Cerevel Therapeutics Holdings, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 21, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.
+

This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

++

Schedules and exhibits to this Exhibit are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

#Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEREVEL THERAPEUTICS HOLDINGS, INC.

Date: May 17, 2021	By:	/s/ N. Anthony Coles
N. Anthony Coles
Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Kathy Yi
Kathy Yi
Chief Financial Officer (Principal Financial Officer)