Form 10-Q
period 2021-06-30
Cerevel Therapeutics Holdings, Inc.
filed 2021-08-11
CIK 1805387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-39311

CEREVEL THERAPEUTICS HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-3911080
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Jacobs Street, Suite 200 Cambridge, MA	02141
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (844) 304-2048

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share Warrants to purchase one share of common stock at an exercise price of $11.50	CERE CEREW	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC

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

As of August 6, 2021, the registrant had 144,869,798 shares of common stock, par value $0.0001 per share, outstanding.

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
•
our ability to contract with and rely on third parties to assist in conducting our clinical trials and manufacturing our product candidates;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and per share data)

(Unaudited)

	As of
	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$327,060	$383,623
Prepaid expenses and other current assets	4,722	6,937
Total current assets	331,782	390,560
Property and equipment, net	28,032	24,165
Operating lease assets	23,888	24,459
Restricted cash	4,200	4,200
Other long-term assets	3,102	1,889
Total assets	$391,004	$445,273
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,986	$4,993
Accrued expenses and other current liabilities	22,035	22,519
Operating lease liabilities, current portion	2,236	2,036
Total current liabilities	29,257	29,548
Operating lease liabilities, net of current portion	32,907	30,969
Financing liability, related party (Notes 5 and 6)	16,121	—
Financing liability (Notes 5 and 6)	16,121	—
Other long-term liabilities	2,711	236
Total liabilities	97,117	60,753
Commitments and contingencies (Notes 11 and 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value: 500,000,000 shares authorized; 127,584,659 and 127,123,954 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	13	13
Additional paid-in capital	789,004	775,417
Accumulated deficit	(495,130)	(390,910)
Total stockholders’ equity	293,887	384,520
Total liabilities and stockholders’ equity	$391,004	$445,273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share amounts and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$37,294	$22,183	$73,855	$49,142
General and administrative	13,216	12,973	27,226	23,716
Total operating expenses	50,510	35,156	101,081	72,858
Loss from operations	(50,510)	(35,156)	(101,081)	(72,858)
Interest income, net	10	5	25	209
Other income (expense), net	(2,739)	8,418	(3,164)	(7,292)
Loss before income taxes	(53,239)	(26,733)	(104,220)	(79,941)
Income tax benefit (provision), net	—	16	—	16
Net loss and comprehensive loss	$(53,239)	$(26,717)	$(104,220)	$(79,925)
Net loss per share, basic and diluted	$(0.42)	$(0.44)	$(0.82)	$(1.31)
Weighted-average shares used in calculating net loss per share, basic and diluted	127,482,127	60,946,300	127,354,540	60,945,516

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(1)

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020	127,123,954	$13	$775,417	$(390,910)	$384,520
Issuance of common stock under equity incentive plans related to vesting of RSUs	14,270	—	—	—	—
Issuance of common stock under equity incentive plans related to exercise of options	186,892	—	742	—	742
Reclassification of private placement warrants from equity to other long-term liabilities	—	—	(305)	—	(305)
Equity-based compensation expense	—	—	6,060	—	6,060
Net loss	—	—	—	(50,981)	(50,981)
Balance at March 31, 2021	127,325,116	$13	$781,914	$(441,891)	$340,036
Issuance of common stock under equity incentive plans related to vesting of RSUs	14,270	—	—	—	—
Issuance of common stock under equity incentive plans related to exercise of options	204,684	—	1,394	—	1,394
Issuance of common stock under equity incentive plans related to ESPP issuances	40,589	—	435	—	435
Equity-based compensation expense	—	—	5,261	—	5,261
Net loss	—	—	—	(53,239)	(53,239)
Balance at June 30, 2021	127,584,659	$13	$789,004	$(495,130)	$293,887

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(1)

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019	60,930,932	$6	$322,115	$(244,298)	$77,823
Issuance of common stock under equity incentive plans related to vesting of RSUs	14,270	—	—	—	—
Equity-based compensation expense	—	—	2,970	—	2,970
Net loss	—	—	—	(53,208)	(53,208)
Balance at March 31, 2020	60,945,202	$6	$325,085	$(297,506)	$27,585
Issuance of common stock under equity incentive plans related to vesting of RSUs	14,270	—	—	—	—
Equity-based compensation expense	—	—	3,423	—	3,423
Net loss	—	—	—	(26,717)	(26,717)
Balance at June 30, 2020	60,959,472	$6	$328,508	$(324,223)	$4,291

(1)
Historical share and capital amounts were retroactively restated for reverse recapitalization as described in Note 1, Nature of Operations.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(104,220)	$(79,925)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	664	285
Non-cash rent expense under operating leases	(400)	1,009
Equity-based compensation	11,321	6,393
Change in fair value of Equity Commitment and Share Purchase Option	—	7,290
Change in fair value of financing liability, related party	496	—
Change in fair value of financing liability	496	—
Change in fair value of private placement warrants	2,171	—
Write-off of deferred costs related to financing activities	—	2,485
Changes in operating assets and liabilities, net:
Prepaid expenses and other current assets	2,270	3,725
Operating lease asset	(14)	(459)
Other assets	(743)	(128)
Accounts payable	1,485	3,300
Accrued expenses and other liabilities	1,325	8
Operating lease liability	3,123	—
Net cash flows used in operating activities	(82,026)	(56,017)
Cash flows from investing activities:
Purchases of property and equipment	(8,243)	(4,042)
Net cash flows used in investing activities	(8,243)	(4,042)
Cash flows from financing activities:
Proceeds from the exercise of stock options and ESPP purchases	2,571	—
Proceeds from financing liability, related party	15,625	—
Proceeds from financing liability	15,625	—
Deferred costs related to financing activities	(115)	(1,524)
Net cash flows provided by (used in) financing activities	33,706	(1,524)
Net decrease in cash, cash equivalents and restricted cash	(56,563)	(61,583)
Cash, cash equivalents and restricted cash, beginning of the period	387,823	83,682
Cash, cash equivalents and restricted cash, end of the period	$331,260	$22,099
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$327,060	$17,968
Restricted cash	4,200	4,131
Total cash, cash equivalents and restricted cash	$331,260	$22,099
Supplemental cash flow disclosures from non-cash operating, investing, and financing activities:
Fixed asset additions included in accounts payable and other current liabilities	$655	$5,588
Deferred unpaid transaction costs related to financing activities	$520	$424

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

On October 27, 2020, ARYA Sciences Acquisition Corp II (ARYA) completed the acquisition of Cerevel Therapeutics, Inc. (Old Cerevel), a private company and our predecessor, pursuant to the Business Combination Agreement dated July 29, 2020, as amended on October 2, 2020 (the Business Combination Agreement). ARYA was incorporated as a Cayman Islands exempted company on February 20, 2020, and was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Cerevel Therapeutics, Inc. was incorporated in Delaware on July 23, 2018, under the name Perception Holdco, Inc., which was subsequently changed to Cerevel Therapeutics, Inc. on October 23, 2018.

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

Our condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets and the satisfaction of liabilities in the ordinary course of business. Since our inception, we have incurred significant operating losses and, as of June 30, 2021, had an accumulated deficit of $495.1 million and had not yet generated revenues. In addition, we anticipate that our expenses will increase significantly in connection with our ongoing activities to support our research, discovery and clinical development efforts and we expect to continue to incur significant expenses and operating losses for the foreseeable future.

Prior to the Business Combination Transaction, our operations were funded primarily from the issuance of convertible preferred stock, convertible common stock and common stock. Upon the closing of the Business Combination Transaction in October 2020, we received net proceeds totaling approximately $439.5 million, as described above in Note 1, Nature of Operations. We believe that our available cash resources as of June 30, 2021, of $327.1 million will enable us to fund our operating expense and capital expenditure requirements through at least twelve months from the issuance date of these financial statements.

Impact of the COVID-19 Pandemic

We are closely monitoring the impact of the pandemic of COVID-19 on all aspects of our business, including how it has impacted and may continue to impact our operations and the operations of our suppliers, vendors and business partners. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy and we cannot presently predict the scope and severity of any potential business shutdowns or disruptions.

The extent to which COVID-19 ultimately impacts our business, results of operations and financial condition will depend on future developments, which, despite progress in vaccination efforts, are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19, such as new strains of the virus, including the Delta variant, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines, and the effectiveness of any additional preventative and protective actions to contain it or treat its impact. The estimates of the impact on our business may change based upon new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.

We have not incurred any significant impairment losses in the carrying values of our assets as a result of the pandemic and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in our unaudited condensed consolidated financial statements.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of the company and its subsidiaries, Cerevel Therapeutics, Inc., Cerevel Therapeutics LLC and Cerevel MA Securities Corporation, after elimination of all intercompany accounts and transactions. The accompanying unaudited condensed consolidated financial statements and notes hereto have been prepared in conformity with the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) as set forth in the Financial Accounting Standards Board’s (FASB) accounting standards codification. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the FASB.

In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and six months ended June 30, 2021 and 2020, are not necessarily indicative of the results for the entire fiscal year or any other period. The condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020, have been prepared on the same basis as and should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, the fair value of our financing liabilities, the fair value of the Equity Commitment and Share Purchase Option, the fair value of stock options, the recoverability of our net deferred tax assets and the related valuation allowance and the accrual for research and development expense. The impact on accounting estimates and judgments on our financial condition and results of operations due to COVID-19 has introduced additional uncertainties. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances change. Actual results could differ materially from those estimates.

Restricted Cash

In connection with our entering into the lease agreement for our headquarters in Cambridge, MA, in July 2019, we were required to provide a security deposit in the form of a letter of credit. We have classified this amount as restricted cash within our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.

Common Stock Warrants and Derivative Financial Instruments

We account for our common stock purchase warrants and other freestanding derivative financial instruments based on an assessment of the specific terms of the instrument and applicable authoritative guidance in accordance with ASC 480, Distinguishing Liabilities from Equity (ASC 480), and review our common stock purchase warrants and other freestanding derivative financial instruments at each balance sheet date to determine whether a change in classification is required.

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
Assets or liabilities if they (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the company’s control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement)

Warrants to purchase an aggregate of 5,149,666 shares were issued by ARYA as part of the units sold in its IPO in June 2020. We determined that our 4,983,314 outstanding public warrants satisfied the criteria for classification as equity instruments as of June 30, 2021 and December 31, 2020, respectively. In certain circumstances, the identity of the holder may result in different settlement amounts, and therefore our private placement warrants are not considered indexed in our own stock in the manner contemplated by ASC Section 815-40-15. Accordingly, we classify our 166,333 private placement warrants as long-term liabilities within our condensed consolidated balance sheet. We did not recognize a liability in relation to our private placement warrants prior to March 31, 2021, as we previously determined that the fair value of these warrants were immaterial. We revalue the liability associated with our private placement warrants on a recurring basis each reporting period with changes in fair value of these warrants recognized as an adjustment to other income (expense), net in our condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of our private placement warrants result from changes to one or multiple inputs, including adjustments to the discount rate, expected volatility and dividend yield as well as changes in the fair value of our common stock and public warrants.

Fair Value Option for Funding Agreements

We elected to account for our funding agreements and related financial liabilities described in Note 5, Financing Liabilities, in accordance with the fair value option permitted under ASC 825-10, Financial Instruments. A liability associated with each of our funding agreements was initially recognized at their estimated fair value within our condensed consolidated balance sheets. We revalue these financial instruments on a recurring basis each reporting period with subsequent changes in fair value, excluding the impact of the change in fair value related to instrument-specific credit risk, separately presented as a component of other income (expense), net in our condensed consolidated statements of operations and comprehensive income. The portion of the fair value adjustment attributed to a change in the instrument-specific credit risk will be recognized and separately presented as a component of other comprehensive income.

Changes in the fair value of our financing liabilities can result from changes to one or multiple inputs, including adjustments to the discount rate and achievement and timing of any cumulative sales-based and regulatory milestones or changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.

Up-front, direct costs and fees related to the instruments for which we have elected the fair value option were recognized in general and administrative expense in earnings as incurred.

The decision to elect the fair value option is determined on an instrument-by-instrument basis, must be applied to an entire instrument and is irrevocable once elected, but need not be applied to all similar instruments. Assets and liabilities measured at fair value pursuant to ASC 825-10 are required to be reported separately from those instruments measured using another accounting method.

For additional information related to our qualifying instruments that we have elected to account for under the fair value option, please read Note 5, Financing Liabilities, and Note 6, Fair Value Measurements.

Emerging Growth Company Status

We are currently an “emerging growth company” (EGC), as defined in Section 2(a)(19) of the Securities Act of 1933 (the Securities Act), as modified by the Jumpstart Our Business Startups Act (JOBS Act) and we may choose to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. We may take advantage of these exemptions until the company is no longer an EGC under Section 107 of the JOBS Act, which provides that an EGC can take advantage of the extended transition period afforded by the JOBS Act for complying with new or revised accounting standards. We have elected to avail of this extended transition period for complying with new or revised accounting standards and as a result of this election, our consolidated financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions until we no longer qualify as an EGC.

As of June 30, 2021, the last business day of our most recently completed second fiscal quarter, the market value of our common stock that was held by non-affiliates exceeded $700.0 million, and as of December 31, 2021, we will have been public for more than one year and filed at least one annual report. As a result, we will lose our emerging growth company status and our smaller reporting company status as of the end of the current fiscal year ending December 31, 2021, and we will be subject to certain requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company, including the provisions of Section 404(b) of the Sarbanes-Oxley Act, which require that our independent registered public accounting firm provides an attestation report on the effectiveness of our internal control over financial reporting.

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

4. Pfizer License Agreement

In August 2018 we entered into a license agreement with Pfizer (the Pfizer License Agreement) pursuant to which we were granted an exclusive, sublicensable, worldwide license under certain Pfizer patent rights, and a non-exclusive, sublicensable, worldwide license under certain Pfizer know-how to develop, manufacture and commercialize certain compounds and products, which currently constitute the entirety of our asset portfolio, in the field of treatment, prevention, diagnosis, control and maintenance of all diseases and disorders in humans, subject to the terms and conditions of the Pfizer License Agreement.

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

5. Financing Liabilities

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

Under the terms of the Funding Agreements, we will receive up to $62.5 million in funding from each of NovaQuest and Bain, for a combined total of up to $125.0 million in funding (the Total Funding Commitment), of which approximately $31.1 million (25% of the Total Funding Commitment, net of $0.2 million of fees incurred by Bain and NovaQuest) was received in April 2021, with $37.5 million (30% of the Total Funding Commitment), approximately $31.3 million (25% of the Total Funding Commitment) and $25.0 million (20% of the Total Funding Commitment) expected to be received on the first, second and third anniversaries of the Effective Date, respectively, subject to certain customary funding conditions.

In exchange, we agreed to pay to NovaQuest and Bain (1) upon approval of tavapadon by the FDA, a combined $187.5 million (1.5x of the Total Funding Commitment) (the Approval Milestone Payment), with 50% of the Approval Milestone Payment due within 30 days of FDA approval and 12.5% of the Approval Milestone Payment due on each of the first four anniversaries of FDA approval, (2) upon first reaching certain cumulative U.S. net sales thresholds, certain sales milestone payments and (3) combined tiered, mid-single digit to low-double digit royalties on annual net sales of tavapadon in the U.S.

At the time that NovaQuest and Bain collectively receive an aggregate of approximately $531.3 million (4.25x of the Total Funding Commitment), our payment obligations under the Funding Agreements will be fully satisfied. We have the option to satisfy our payment obligations to NovaQuest and Bain upon the earlier of FDA approval or May 1, 2025, by paying an amount equal to the Total Funding Commitment multiplied by an initial factor of 3.00x. This factor will increase ratably over time up to a maximum of 4.25x, less amounts previously paid to NovaQuest and Bain.

During the term of the Funding Agreements, the Company will use commercially reasonable efforts to develop and commercialize tavapadon in the United States, except that, upon the occurrence of certain significant safety, efficacy and regulatory technical failures of the program (each, a Technical Failure), the Company will have the right to terminate the development of tavapadon and, upon such termination, will not be obligated to make any payments to NovaQuest and Bain. If the Company suspends or terminates the development of tavapadon or fails to perform certain diligence obligations for any reason other than a Technical Failure, the Company will pay NovaQuest and Bain a combined amount equal to the total amount funded by NovaQuest and Bain up to the date of termination, plus 12% interest compounded annually.

We determined that each funding agreement represents a financial instrument that are considered to be a debt host containing embedded redemption features due to certain contingencies related to repayment. We elected to account for the Funding Agreements in accordance with the fair value option as permitted under ASC 825, Financial Instruments.

As of June 30, 2021, the estimated fair value of the financing liability related to potential amounts payable to Bain under the Bain Funding Agreement, which is reflected within our condensed consolidated balance sheet as financing liability, related party, totaled $16.1 million. As of June 30, 2021, the estimated fair value of the financing liability related to potential amounts payable to NovaQuest under the NovaQuest Funding Agreement, which is reflected within our condensed consolidated balance sheet as financing liability, totaled $16.1 million. Losses of $0.5 million and $0.5 million, respectively, were recognized as a charge to other income (expense), net within our condensed consolidated statements of operations and comprehensive loss, reflecting the net change in fair value of the financing liabilities associated with the Bain and NovaQuest Funding Agreements for the period of initial recognition on April 12, 2021 through June 30, 2021. No amounts were recognized within other comprehensive income due to a change fair value attributable to instrument-specific credit risk as such amounts were not material. In addition, general and administrative expense for the three and six months ended June 30, 2021, includes a charge of $0.6 million for direct costs and fees incurred related to the Funding Agreements that cannot be deferred as a result of our election to apply the fair value option to the agreements.

For additional information on our election to apply Fair Value Option to account for our Funding Agreements, please read Note 6, Fair Value Measurements.

6. Fair Value Measurements

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis and indicates the level of fair value hierarchy utilized to determine such fair values:

As of June 30, 2021 (In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents—money market funds	$327,060	$—	$—	$327,060
Restricted cash—money market funds	4,200	—	—	4,200
Total Assets	$331,260	$—	$—	$331,260
Liabilities:
Private placement warrants	$—	$—	$2,475	$2,475
Financing liability, related party	—	—	16,121	16,121
Financing liability	—	—	16,121	16,121
Total Liabilities	$—	$—	$34,717	$34,717

As of December 31, 2020 (In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents—money market funds	$383,623	$—	$—	$383,623
Restricted cash—money market funds	4,200	—	—	4,200
Total Assets	$387,823	$—	$—	$387,823
Liabilities:
Private placement warrants	$—	$—	$—	$—
Total Liabilities	$—	$—	$—	$—

There have been no impairments of our assets measured and carried at fair value during the six months ended June 30, 2021. In addition, there were no changes to previously recognized financial assets and liabilities in valuation techniques, inputs utilized or transfers between fair measurement levels in the periods presented. Upon execution of the Funding Agreements, we determined that the agreements qualified for election under the fair value option and have initially measured the financial instruments at their issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date utilizing the valuation technique and inputs described below.

The carrying amounts reflected in our condensed consolidated balance sheets for our cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term nature of these assets and liabilities.

Our private placement warrants and financing liabilities represent our Level 3 assets and liabilities carried at fair market value as of June 30, 2021. The fair value measurement of the private placement warrants and financing liabilities are sensitive to changes in the unobservable inputs used to value the financial instrument. Changes in the inputs could result in changes to the fair value of each financial instrument.

The following table provides a roll forward of the liability associated with our private placement warrants:

Private Placement Warrants (In thousands)	Amount
Liability, December 31, 2020	$—
Reclassification from equity	(305)
Change in fair value	(424)
Liability, March 31, 2021	$(729)
Change in fair value	(1,746)
Liability, June 30, 2021	$(2,475)

We reclassified our private placement warrants from equity to other long-term liabilities as of June 30, 2021. Our estimate of the fair value of our private placement warrant liability was determined through a binomial lattice model utilizing a discount rate of 0.73%, an expected volatility implied by the market price of the public warrants of 112.5%, an expected dividend yield of 0% and the fair values of our common stock and public warrants as of June 30, 2021.

The financing liability, related party and financing liability represent Level 3 measurements of the fair value hierarchy as they are based upon significant inputs not observable in the market. As of June 30, 2021, the financing liability, related party and financing liability totaled $16.1 million and $16.1 million, respectively. We determined their respective estimated fair values using a Monte Carlo simulation model under the income approach determined by using probability assessments of the expected future payments and applying discount rates ranging from 9.5% to 11.0%. The probability assessments of the expected future payments and the timing of expected future repayments are based on significant inputs that are not observable in the market and are subject to remeasurement at each reporting date.

7. Financial Statement Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
(In thousands)	June 30, 2021	December 31, 2020
Prepaid clinical trial services	$891	$172
Prepaid research and development expenses	723	1,650
Prepaid insurance	1,501	3,675
Other prepaid expenses	1,482	1,280
Other current assets	125	160
Prepaid expenses and other current assets	$4,722	$6,937

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
(In thousands)	June 30, 2021	December 31, 2020
Computer equipment	$923	$96
Furniture and fixtures	322	322
Laboratory equipment	2,288	101
Leasehold improvements	22,709	—
Construction in progress	2,422	23,728
Less: Accumulated depreciation	(632)	(82)
Property and equipment, net	$28,032	$24,165

In the second quarter of 2021, the build-out of our headquarters in Cambridge, Massachusetts was completed and we took occupancy of the premises, placed assets ready-for-use in service and began depreciating over the assets' respective useful lives.

Other Long-Term Assets

Other long-term assets consisted of the following:

	As of
(In thousands)	June 30, 2021	December 31, 2020
Deferred expenses associated with financing activities	$635	$—
Other prepaid expenses, net of current portion	1,926	1,389
Other	541	500
Other long-term assets	$3,102	$1,889

As of June 30, 2021, other long-term assets include approximately $0.6 million of deferred expenses for professional fees directly associated with the follow-on public offering of our common stock, as described below in Note 15, Subsequent Events.

As of June 30, 2021 and December 31, 2020, other prepaid expenses, net of current portion, primarily consists of deposits paid under certain clinical research organization (CRO) agreements that will be held until the completion of the related clinical trials that are anticipated to end more than twelve months from the balance sheet date.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
(In thousands)	June 30, 2021	December 31, 2020
External research and development services	$14,006	$8,893
Accrued compensation and personnel costs	5,271	9,489
Accrued property and equipment	391	2,618
Accrued deferred expenses associated with financing activities	520	96
Professional fees and consulting services	1,515	1,150
Other	332	273
Accrued expenses and other current liabilities	$22,035	$22,519

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	As of
(In thousands)	June 30, 2021	December 31, 2020
Private placement warrants	$2,475	$—
Other	236	236
Other long-term liabilities	$2,711	$236

Other Income (Expense), net

Other income (expense), net consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Gain (loss) on fair value remeasurement of Equity Commitment	$—	$9,110	$—	$(6,650)
Loss on fair value remeasurement of Share Purchase Option	—	(690)	—	(640)
Loss on fair value remeasurement of financing liability, related party	(496)	—	(496)	—
Loss on fair value remeasurement of financing liability	(496)	—	(496)	—
Loss on fair value remeasurement of private placement warrants	(1,746)	—	(2,170)	—
Other, net	(1)	(2)	(2)	(2)
Other income (expense), net	$(2,739)	$8,418	$(3,164)	$(7,292)

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

8. Stockholders’ Equity

The condensed consolidated statement of stockholders’ equity has been retroactively adjusted for all periods presented to reflect the Business Combination and reverse recapitalization as discussed in Note 3, Summary of Significant Accounting Policies.

Preferred Stock

Upon closing of the Business Combination Transaction, pursuant to the terms of our Certificate of Incorporation, we authorized 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Our board of directors has the authority, without further action by our stockholders, to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock as of June 30, 2021 and December 31, 2020.

Common Stock

Pursuant to the terms of our Certificate of Incorporation, we authorized 500,000,000 shares of common stock with a par value of $0.0001 per share. There were 127,584,659 and 127,123,954 shares of common stock issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.

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

As of June 30, 2021 and December 31, 2020, we determined that our 4,983,314 public warrants outstanding satisfied the criteria for classification as equity instruments in our condensed consolidated balance sheets.

As of June 30, 2021 and December 31, 2020, there were 166,333 private placement warrants outstanding. The fair value of our private placement warrants as of June 30, 2021, totaled approximately $2.5 million, which is reflected as a component of other long-term liabilities in our condensed consolidated balance sheet. We reclassified our private placement warrants from equity to other long-term liabilities in our condensed consolidated balance sheet as of March 31, 2021. The fair value of our private placement warrants as of March 31, 2021, totaled approximately $0.7 million. Upon establishment of this liability, we classified approximately $0.3 million from additional paid-in capital and recognized a charge of approximately $0.4 million to other income (expense), net, reflecting the net change in fair value of these warrants between October 27, 2020 and March 31, 2021. We did not recognize a liability in relation to our private placement warrants prior to March 31, 2021, as we previously determined that the fair value of these warrants were immaterial. For the three and six months ended June 30, 2021, we recognized net losses of $1.7 million and $2.2 million, respectively, as a component of other income (expense), net, related to the changes in fair value of our private placement warrants. The changes in the fair value of this liability were primary due to changes in the fair value of the underlying warrants.

The warrants became exercisable beginning on June 9, 2021. No warrants were exercised during the three and six months ended June 30, 2021. Each whole warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share. The warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

9. Equity-Based Compensation

Equity-based Compensation Expense

The following table summarizes equity-based compensation expense included in our condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
In thousands	2021	2020	2021	2020
Research and development	$2,122	$915	$3,919	$1,825
General and administrative	3,062	2,508	7,402	4,568
Total equity-based compensation expense included in total operating expense	$5,184	$3,423	$11,321	$6,393

The following table summarizes equity-based compensation expense by award type included in our condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
In thousands	2021	2020	2021	2020
Stock options	$5,024	$3,401	$11,063	$6,350
Restricted stock units	21	22	43	43
Employee stock purchase plan	139	—	215	—
Total equity-based compensation expense included in total operating expense	$5,184	$3,423	$11,321	$6,393

Stock Options

The following table summarizes our stock option activity for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	12,464,668	$6.37	8.57	$127,301
Granted	6,099,762	$13.00
Exercised	(391,576)	$5.45
Forfeited	(1,052,505)	$8.71
Outstanding at June 30, 2021	17,120,349	$8.61	8.42	$291,253
Options exercisable as of June 30, 2021	5,552,756	$5.49	7.23	$111,784

The aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of in-the-money options. Our closing stock price as reported on Nasdaq as of June 30, 2021, was $25.62.

As of June 30, 2021, total unrecognized equity-based compensation expense relating to stock options was $68.2 million. This amount is expected to be recognized over a weighted average period of 3.4 years.

Stock options granted during the six months ended June 30, 2021, include awards granted in conjunction with our annual awards made in February 2021.

The weighted-average assumptions that we used to determine the fair value of stock options granted to employees and directors are summarized as follows:

	For the Six Months Ended June 30,
	2021	2020
Risk free interest rate	0.76%	1.56%
Expected term (in years)	6.04	6.01
Expected volatility	94.0%	105.0%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$9.87	$2.54

10. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net loss	$(53,239)	$(26,717)	$(104,220)	$(79,925)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	127,482,127	60,946,300	127,354,540	60,945,516
Net loss per share, basic and diluted	$(0.42)	$(0.44)	$(0.82)	$(1.31)

Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of all potential dilutive securities would have been anti-dilutive. The shares in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of
	June 30, 2021	June 30, 2020
Stock options outstanding	17,120,349	14,891,424
Restricted stock units outstanding	42,810	85,620
Warrants outstanding	5,149,647	—
ESPP shares issuable	8,187	—
Shares to be issued upon settlement of remaining Equity Commitment	—	49,929,121
Shares to be issued upon exercise of Share Purchase Option	—	28,540,304
Total	22,320,993	93,446,469

11. Income Taxes

For the three and six months ended June 30, 2021 and 2020, we did not record income tax benefits for net operating losses incurred or for the research and development tax credits generated in each period due to the uncertainty of realizing a benefit from those items. The benefit recognized for the three and six months ended months ended June 30, 2020, was related to the changes in our valuation allowance. Our tax provision and the resulting effective tax rate for interim periods is determined based upon our estimated annual effective tax rate, adjusted for the effect of discrete items arising during the interim quarterly period. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarterly period, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarterly period, we update our estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter.

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We have considered our history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of June 30, 2021 and December 31, 2020, we have recorded a full valuation allowance against our net deferred tax assets.

12. Legal Proceedings

We, from time to time, may be subject to various legal proceedings and claims that may arise in the ordinary course of business. We were not subject to any material legal proceedings as of June 30, 2021, and, to the best of our knowledge, no material legal proceedings are currently pending or threatened.

13. Commitments and Contingencies

As of June 30, 2021, we have several ongoing clinical studies in various clinical trial stages. Our most significant contracts relate to agreements with CROs for clinical trials and preclinical studies and contract manufacturing organizations (CMOs) for the manufacturing of drug substance, which we enter into in the normal course of business. The contracts with CROs and CMOs are generally cancellable, with notice, at our option.

Guarantees and Indemnification Obligations

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify and agree to reimburse the indemnified party for losses and costs incurred by the indemnified party in connection with any patent, copyright, trade secret or other intellectual property or personal right infringement claim by any third party with respect to our technology. The term of these indemnification agreements is generally perpetual after execution of the agreement. In addition, we have entered into indemnification agreements with members of our board of directors and our executive officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. To date, we have not incurred any losses or any material costs related to these indemnification obligations and no claims with respect thereto were outstanding. We do not believe that the outcome of any claims under indemnification arrangements will have a material effect on our financial position, results of operations and cash flows, and we have not accrued any liabilities related to such obligations in our condensed consolidated financial statements as of June 30, 2021 and December 31, 2020.

14. Related Parties

As of June 30, 2021 and December 31, 2020, Pfizer held 27,349,211 shares of our common stock and had nominated two members to our board of directors. For additional information on our license agreement with Pfizer, please read Note 4, Pfizer License Agreement, to these condensed consolidated financial statements.

As of June 30, 2021 and December 31, 2020, Bain Investor held 60,632,356 shares of our common stock and had nominated four members to our board of directors.

Funding Agreement

On April 12, 2021, we entered into a funding agreement with Bain, pursuant to which Bain will provide up to $62.5 million in funding to support our development of tavapadon for the treatment of Parkinson’s disease over four years of which approximately $15.5 million (25% of the Bain Funding Commitment, net of $0.1 million of fees incurred by Bain) was received in April 2021. For additional information on our funding agreement with Bain, please read Note 5, Financing Liabilities.

Management Agreement

Following the closing of the Business Combination, we entered into a new management agreement with Bain Capital Private Equity, LP and Bain Capital Life Sciences, LP providing for the expense reimbursement and indemnification of such entities.

15. Subsequent Events

We have completed an evaluation of all subsequent events after the unaudited balance sheet date of June 30, 2021, through August 11, 2021, the issuance date of these financial statements, to ensure that these condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements as of June 30, 2021, and events which occurred subsequently but were not recognized in the condensed consolidated financial statements. We have concluded that no subsequent events other than the following have occurred that require disclosure:

Public Warrant Redemption

On July 30, 2021, we announced the redemption of all of our outstanding public warrants. Public warrants may be exercised by the holders thereof until August 30, 2021, to purchase shares of our common stock at the exercise price of $11.50 per share. Any public warrants that remain outstanding as of August 30, 2021, will be void and no longer exercisable, and the holders of those public warrants will be entitled to receive the redemption price of $0.01 per warrant. The private placement warrants are not subject to this redemption. As of August 6, 2021, an aggregate of 3,037,950 public warrants have been exercised, which resulted in proceeds of approximately $34.9 million and the issuance of 3,037,950 shares of common stock.

July 2021 Public Offering

On July 7, 2021, we completed a follow-on public offering of our common stock pursuant to which we issued and sold 14,000,000 shares of our common stock at a price to the public of $25.00 per share. The aggregate net proceeds from this offering totaled approximately $328.2 million, after deducting underwriting discounts and commissions of $21.0 million and offering expenses of approximately $0.8 million.

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

Overview

Introduction

We are a clinical-stage biopharmaceutical company pursuing a targeted approach to neuroscience that combines a deep understanding of disease-related biology and neurocircuitry of the brain with advanced chemistry and central nervous system, or CNS, target receptor selective pharmacology to discover and design new therapies. We seek to transform the lives of patients through the development of new therapies for neuroscience diseases, including schizophrenia, epilepsy and Parkinson’s disease. Our “ready-made” pipeline of 11 small molecule programs, which includes five clinical-stage product candidates, was developed through over a decade of research and investment by Pfizer Inc., or Pfizer, and was supported by an initial capital commitment from an affiliate of Bain Capital and a keystone equity position from Pfizer. We are advancing our extensive and diverse pipeline with numerous clinical trials underway, including three Phase 3 trials and an open-label safety extension trial for tavapadon in Parkinson's as well as a Phase 2 trial in focal epilepsy and a Phase 1 trial in acute anxiety for darigabat. In addition, we recently announced positive topline results for CVL-231 in our Phase 1b trial in schizophrenia. See “—Our Pipeline” below. We have built a highly experienced team of senior leaders and neuroscience drug developers who combine a nimble, results-driven biotech mindset with the proven expertise of large pharmaceutical company experience and capabilities in drug discovery and development.

Our portfolio of product candidates is based on a differentiated understanding of the neurocircuitry of CNS diseases, as well as the key pillars of our targeted approach to neuroscience: (i) receptor-drug interactions at the atomic level to achieve targeted receptor subtype selectivity, (ii) orthosteric and allosteric chemistry to achieve ideal receptor pharmacology and (iii) robust packages of preclinical and clinical data that elucidate the key points of differentiation for our compounds. Our rational design approach uses measured and calculated structural and surface charge information from the target protein combined with high-resolution crystallography data, computational homology models, screening of single-residue mutant proteins, indirect solution-phase imaging techniques and other biophysical measurements to glean key molecular-level information about the interaction between a target protein and our product candidates. These insights then drive structure-informed design of subsequent molecules. Due to our understanding of the specificity and dynamic range of neural networks and how to modulate them, we believe that our product candidates have the potential to achieve optimal therapeutic activity while minimizing unintended side effects of currently available therapies.

Key Pipeline and Business Developments

July 2021 Public Offering

On July 7, 2021, we completed a follow-on public offering of our common stock pursuant to which we issued and sold 14,000,000 shares of our common stock at a price to the public of $25.00 per share. The aggregate net proceeds from this offering totaled approximately $328.2 million, after deducting underwriting discounts and commissions of $21.0 million and offering expenses of approximately $0.8 million.

CVL-231 Positive Phase 1b Data

On June 29, 2021, we announced positive topline results for CVL-231 in our Phase 1b clinical trial in schizophrenia. Both doses of CVL-231 demonstrated a clinically meaningful and statistically significant improvement in Positive and Negative Syndrome Scale, or PANSS, total score at six weeks and were generally well-tolerated compared with placebo.

Funding Agreements

On April 12, 2021, we entered into funding agreements, or the Funding Agreements, with NovaQuest Co-Investment Fund XVI, L.P., or NovaQuest, and BC Pinnacle Holdings, LP, or Bain, pursuant to which NovaQuest and Bain will provide up to $125.0 million, or the Total Funding Commitment, to support our development of tavapadon for the treatment of Parkinson’s disease over four years, of which approximately $31.1 million (25% of the Total Funding Commitment, net of $0.2 million of fees incurred by Bain and NovaQuest) was received in April 2021.

For additional information on our funding agreements, please read Note 5, Financing Liabilities, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Our Pipeline

The following table summarizes our current portfolio of product candidates. This table does not include two additional preclinical programs with disease-modifying potential that have not yet been disclosed.

Compound	Disease Area	Discovery	Pre-clinical	Phase 1	Phase 2	Phase 3	Upcoming Milestone	Mechanism
CVL-231	Schizophrenia						Ph. 2 Data	**M4 PAM**
Darigabat	Epilepsy						Ph. 2 Data 2H 2022	**$GABA_A$ α2/3/5 PAM**
Darigabat	Anxiety						Ph. 1 Data 1H 2022	
Tavapadon	Early Parkinson's						Ph. 3 Data 2H 2023	**D1/D5 Strong Partial Agonist**
Tavapadon (adjunct with L-Dopa)	Late Parkinson's						Ph. 3 Data 1H 2023	
CVL-871	Dementia-related Apathy	*Fast Track Designation*					Ph. 2a Data 2H 2022	**D1/D5 Partial Agonist**
CVL-936	Substance Use Disorder						Under Evaluation	**D3 Preferring Antagonist**
CVL-354	MDD / SUD						Ph. 1 Data	**KOR Antagonist**
CVL-047	MDD / Schizophrenia						IND Submission 4Q 2021	**PDE4**
Lead Optimization	Schizophrenia						Candidate Selection	**M4 Agonist**
Lead Optimization	Parkinson's						Candidate Selection	**LRRK2**

Below are our five most advanced product candidates:

1.
CVL-231 is a positive allosteric modulator, or PAM, that selectively targets the muscarinic acetylcholine 4 receptor subtype, or M4. We conducted a Phase 1b trial of CVL-231 in schizophrenia, consisting of Part A, a multiple ascending dose, or MAD, study and Part B, a pharmacodynamic, or PD, assessment. In June 2021, we announced positive topline results for the Phase 1b trial. Both doses of CVL-231 demonstrated a clinically meaningful and statistically significant improvement in PANSS total score at six weeks and were generally well-tolerated compared with placebo. We plan to rapidly advance CVL-231 with a comprehensive Phase 2 development program for schizophrenia and to evaluate the potential of this mechanism in other populations, including dementia-related psychosis.
2.
Darigabat (formerly known as CVL-865) is a PAM that selectively targets the alpha-2/3/5 subunits of the GABAA receptor. In the second half of 2020, we initiated a Phase 2 proof-of-concept trial, known as REALIZE, in patients with drug-resistant focal onset seizures in epilepsy, or focal epilepsy. Data is expected in the second half of 2022 for the Phase 2 focal epilepsy trial. We are also conducting a Phase 1 proof-of-principle trial of darigabat in acute anxiety. The Phase 1 acute anxiety trial is being conducted at the Centre for Human Drug Research, a single specialized site in the Netherlands. In July 2021, Dutch government authorities reimposed restrictions due to the ongoing COVID-19 pandemic, now driven primarily by Delta variant cases in

3.
young unvaccinated adults following relaxation measures that ended in June 2021. We will continue to closely monitor the rapidly evolving regulatory landscape in the Netherlands and its impact on the clinical trial timeline. While this trial remains ongoing and actively recruiting, as a result of recent COVID-19 guidance by the Dutch authorities, data for the acute anxiety trial are now expected in the first half of 2022.
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
4.
CVL-871 is a selective dopamine D1/D5 partial agonist specifically designed to achieve a modest level of partial agonism, which we believe may be useful in modulating the complex neural networks that govern cognition, motivation and apathy behaviors in neurodegenerative diseases. In the second quarter of 2021, the U.S. Food and Drug Administration, or FDA, granted Fast Track Designation for CVL-871 for the treatment of dementia-related apathy. We initiated screening in a Phase 2a exploratory trial in dementia-related apathy, with data expected in the second half of 2022.
5.
CVL-936 is a selective dopamine D3-preferring antagonist that we are developing for the treatment of substance use disorder, or SUD. We have received a notice of award for cooperative grant funding from the National Institute on Drug Abuse, or NIDA, to support the development of this compound in opioid use disorder, or OUD. We initiated a Phase 1 single ascending dose, or SAD, trial in January 2020. We concluded dosing of Cohort 1 of the Phase 1 SAD trial after receiving sufficient clinical data for the intended purposes for this trial. We intend to conduct a multiple dose non-clinical safety pharmacology study before additional Phase 1 SAD and MAD evaluations.

We believe that all five of our most advanced product candidates have target product profiles that may enable them to become backbone therapies in their respective lead indications, either replacing standards of care as monotherapies or enhancing treatment regimens as adjunct to existing therapies. Results from the clinical trials mentioned above will guide the potential development of our product candidates in additional indications with similar neurocircuitry deficits.

We plan to advance the development of the remainder of our broad portfolio across multiple neuroscience indications, including CVL-354, our selective kappa opioid receptor antagonist, which we refer to as KORA, that we are developing in major depressive disorder, or MDD, and SUD. We submitted an Investigational New Drug, or IND, for CVL-354 in the second quarter of 2021 and expect to initiate a Phase 1 SAD and MAD trial in the third quarter of 2021. We are also developing CVL-047, our selective PDE4 inhibitor that spares the PDE4D subtype, for the treatment of MDD and schizophrenia, and we plan to submit an IND in the fourth quarter of 2021. We are also deploying the latest technologies, such as artificial intelligence and DNA-encoded chemical libraries, to efficiently identify new therapeutic molecules, including those with disease-modifying potential. We believe that our targeted approach to neuroscience will enable us to create a leading drug discovery and development platform to transform the lives of patients living with neuroscience diseases.

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

We have incurred significant operating losses since our inception and, as of June 30, 2021, we had an accumulated deficit of $495.1 million and had not yet generated revenues. We believe that our available cash resources as of June 30, 2021, of $327.1 million, will enable us to fund our operating expense and capital expenditure requirements through at least twelve months from the issuance date of the unaudited condensed consolidated financial statements included in this Quarterly Report.

We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•
advance our clinical-stage product candidates CVL-231, darigabat, tavapadon, CVL-871 and CVL-936 through clinical development, including as we advance these candidates into later-stage clinical trials;
•
advance our preclinical stage product candidates into clinical development including CVL-354 and CVL-047;
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

Business Combination Transaction

On October 27, 2020, ARYA Sciences Acquisition Corp II, or ARYA, completed the acquisition of Cerevel Therapeutics, Inc., or Old Cerevel, a private company, pursuant to the Business Combination Agreement dated July 29, 2020, as amended on October 2, 2020, or the Business Combination Agreement. ARYA was incorporated as a Cayman Islands exempted company on February 20, 2020 and was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Cerevel Therapeutics, Inc. was incorporated in Delaware on July 23, 2018 under the name Perception Holdco, Inc., which was subsequently changed to Cerevel Therapeutics, Inc. on October 23, 2018.

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

Pfizer License Agreement

In August 2018 we entered into a license agreement with Pfizer, or the Pfizer License Agreement, pursuant to which we were granted an exclusive, sublicensable, worldwide license under certain Pfizer patent rights, and a non-exclusive, sublicensable, worldwide license under certain Pfizer know-how to develop, manufacture and commercialize certain compounds and products, which currently constitute the entirety of our asset portfolio, in the field of treatment, prevention, diagnosis, control and maintenance of all diseases and disorders in humans, subject to the terms and conditions of the Pfizer License Agreement.

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

We are closely monitoring the impact of the pandemic of COVID-19 on all aspects of our business, including how it has impacted and may continue to impact our operations and the operations of our suppliers, vendors and business partners. We have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address this pandemic; however, the spread of COVID-19 has caused us to modify our business practices, including implementing a temporary work-from-home policy for all employees who are able to perform their duties remotely and temporarily restricting all non-essential travel and discouraging employee attendance at industry events and in-person work-related meetings. We expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners in light of COVID-19.

More specifically, the onset of the COVID-19 pandemic caused brief pauses in patient screening and enrollment in our Phase 3 trials of tavapadon for the treatment of Parkinson’s (which we subsequently resumed in the second half of 2020), and we remain particularly vigilant about patient safety given the elderly nature of this population. In addition, our Phase 1 trial of darigabat in acute anxiety is being conducted at the Centre for Human Drug Research, a single specialized site in the Netherlands. In July 2021, Dutch government authorities reimposed restrictions due to the ongoing COVID-19 pandemic, now driven primarily by Delta variant cases in young unvaccinated adults following relaxation measures that ended in June 2021. We will continue to closely monitor the rapidly evolving regulatory landscape in the Netherlands and its impact on the clinical trial timeline. While this trial remains ongoing and actively recruiting, as a result of recent COVID-19 guidance by the Dutch authorities, data for the acute anxiety trial are now expected in the first half of 2022.

While we have taken measures to revise clinical trial protocols, the extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which, despite progress in vaccination efforts, are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19, such as new strains of the virus, including the Delta variant, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines and the effectiveness of any additional preventative and protective actions to contain COVID-19 or treat its impact, including vaccination campaigns, among others.

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

Other Income (Expense), Net

Other income (expense), net primarily consists gains (losses) on the fair value remeasurement of our financing liabilities and private placement warrants and, prior to their termination upon completion of the Business Combination Transaction in October 2020, gains (losses) on the fair value remeasurement of the Equity Commitment and Share Purchase Option. Other income (expense), net also includes amounts for other miscellaneous income and expense unrelated to our core operations.

The private placement warrants are free-standing financial instruments that were reclassified from equity to other long-term liabilities on March 31, 2021. We revalue our private placement warrants each reporting period with increases or decreases in the fair value of these warrants recognized as an adjustment to other income (expense), net in our consolidated statements of operations and comprehensive loss. Changes in the fair value of our private placement warrants result from changes to one or multiple inputs, including adjustments to the discount rate, expected volatility and dividend yield as well as changes in the fair value of our common stock and public warrants.

As permitted under ASC 825, Financial Instruments, we elected the Fair Value Option for our financing liabilities, wherein the financial instruments were initially measured at their issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in the fair value of our financing liabilities can result from changes to one or multiple inputs, including adjustments to the discount rate and achievement and timing of any cumulative sales-based and regulatory milestones or changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. The estimated fair value adjustment for our financing liabilities, as required by ASC 825-10-45-5, is recognized as a component of other comprehensive income with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense), net, in the consolidated statement of operations. As there were no material instrument specific credit risk changes during the period, the change in fair value was recorded as a single line item in our consolidated statement of operations.

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

Significant judgment is employed in determining the appropriateness of the assumptions underlying the initial fair value determination for each of these instruments and for each subsequent period.

Income Tax Benefit (Provision), Net

To date, we have not recorded any significant amounts related to income tax expense, we have not recognized any reserves related to uncertain tax positions, nor have we recorded any income tax benefits for net operating losses incurred to date or for our research and development tax credits.

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or our tax returns. Deferred tax assets and liabilities are determined based on difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2021, we continue to maintain a full valuation allowance against all of our deferred tax assets based on our evaluation of all available evidence.

We file income tax returns in the U.S. federal tax jurisdiction and state jurisdictions and may become subject to income tax audit and adjustments by related tax authorities. Our initial tax return period for U.S. federal income taxes was the 2018 period. We currently remain open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the 2019 and 2018 tax years. We record reserves for potential tax payments to various tax authorities related to uncertain tax positions. The nature of uncertain tax positions is subject to significant judgment by management and subject to change, which may be substantial. These reserves are based on a determination of whether and how much a tax benefit taken by us in our tax filings or positions is more likely than not to be realized following the resolution of any potential contingencies related to the tax benefit. We develop our assessment of uncertain tax positions, and the associated cumulative probabilities, using internal expertise and assistance from third-party experts. As additional information becomes available, estimates are revised and refined. Differences between estimates and final settlement may occur resulting in additional tax expense. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of our income tax benefit (provision), net. To date, no amounts are being presented as an uncertain tax position.

Results of Operations

The following table summarizes our results of operations:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Operating expenses:
Research and development	$37,294	$22,183	68%	$73,855	$49,142	50%
General and administrative	13,216	12,973	2%	27,226	23,716	15%
Total operating expenses	50,510	35,156	44%	101,081	72,858	39%
Loss from operations	(50,510)	(35,156)	44%	(101,081)	(72,858)	39%
Interest income, net	10	5	100%	25	209	(88)%
Other income (expense), net	(2,739)	8,418	(133)%	(3,164)	(7,292)	(57)%
Loss before income taxes	(53,239)	(26,733)	99%	(104,220)	(79,941)	30%
Income tax benefit (provision), net	—	16	(100)%	—	16	(100)%
Net loss	$(53,239)	$(26,717)	99%	$(104,220)	$(79,925)	30%

Research and Development

The following table summarizes the components of research and development expense:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Tavapadon	$12,351	$5,589	121%	$23,222	$14,773	57%
CVL-231	4,092	3,289	24%	11,207	6,895	63%
Darigabat	4,936	1,773	178%	10,000	5,100	96%
CVL-871	1,286	89	1345%	2,453	488	403%
CVL-936	298	633	(53)%	318	1,671	(81)%
Other research and development programs	2,585	2,014	28%	4,731	3,087	53%
Unallocated	2,512	2,275	10%	4,266	4,479	(5)%
Personnel costs	7,112	5,606	27%	13,739	10,824	27%
Equity-based compensation	2,122	915	132%	3,919	1,825	115%
Total research and development	$37,294	$22,183	68%	$73,855	$49,142	50%

For the three and six months ended June 30, 2021, compared to the same periods in 2020, the increase in research and development expense was primarily due to the continued advancement of our tavapadon, CVL-231, darigabat and CVL-871 programs as well as increased investment in our preclinical and discovery research efforts. The increase in research and development expense for the comparative periods also reflects higher personnel costs, including equity-based compensation, as we continue to develop our organizational infrastructure to advance our pipeline. These increases were partially offset by a reduction in costs for the development of CVL-936 as we concluded dosing of Cohort 1 of the Phase 1 SAD trial in the first quarter of 2020 after receiving sufficient clinical data for the intended purposes for this trial.

General and Administrative

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In thousands)	2021	2020	Change	2021	2020	Change
General and administrative	$13,216	$12,973	2%	$27,226	$23,716	15%

For the three and six months ended June 30, 2021, compared to the same periods in 2020, the increase in general and administrative expense was primarily due to increased public company costs and higher personnel costs, including equity-based compensation as we continued to grow our organization. These increases were partially offset by a reduction in outsourced labor and the write-off of approximately $2.5 million of deferred financing costs in June 2020 upon signing of the term sheet for the Business Combination Transaction. General and administrative expense for the six months ended June 30, 2021, also includes a $2.2 million net charge associated with the departure of certain executives.

Interest Income, Net

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Interest income, net	$10	$5	100%	$25	$209	(88)%

Interest income, net primarily consists of interest earned on our cash, cash equivalents and restricted cash. The changes in the three and six month periods ended June 30, 2021 compared to the same period in 2020 are driven by changes in our cash balances and market interest rates.

Other Income (Expense), Net

The following table summarizes other income (expense), net:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Gain (loss) on fair value remeasurement of Equity Commitment	$—	$9,110	(100)%	$—	$(6,650)	(100)%
Loss on fair value remeasurement of Share Purchase Option	—	(690)	(100)%	—	(640)	(100)%
Loss on fair value remeasurement of financing liability, related party	(496)	—	**	(496)	—	**
Loss on fair value remeasurement of financing liability	(496)	—	**	(496)	—	**
Loss on fair value remeasurement of private placement warrants	(1,746)	—	**	(2,170)	—	**
Other, net	(1)	(2)	(50)%	(2)	(2)	0%
Other income (expense), net	$(2,739)	$8,418	(133)%	$(3,164)	$(7,292)	(57)%

** – Not meaningful

For the three and six months ended June 30, 2021, other income (expense), net primarily reflects net losses recognized on fair value remeasurement of our financing liabilities and private placement warrants. The changes in fair value remeasurement of our financing liabilities were primarily due to changes in our discount rate and the passage of time. The changes in fair value remeasurement of our private placement warrants were primarily due to changes in the fair values of our common stock and public warrants, as well as changes in the volatility implied by the market price of our public warrants. For additional information on our warrants, please read Note 6, Fair Value Measurements, and Note 8, Stockholders’ Equity, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

For the three and six months ended June 30, 2020, other income (expense), net primarily reflects the net changes in fair value remeasurement of the Equity Commitment and Share Purchase Option resulting from changes in the timing of the anticipated future funding required in settlement of the Equity Commitment and Share Purchase Option, as well as increases in the fair value of our preferred and common stock expected to be exchanged for that additional funding. The Equity Commitment and Share Purchase Option were free-standing financial instruments that were recorded at fair value on the Formation Transaction Date. We revalued these financial instruments each reporting period until their termination upon the completion of our Business Combination Transaction in 2020. For additional information on our Equity Commitment and Share Purchase Option, please read Note 7, Equity Commitment and Share Purchase Option, to our audited consolidated financial statements included in our Annual Report.

Liquidity and Capital Resources

Sources of Liquidity and Capital

We have incurred significant operating losses since our inception, and we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses totaled $104.2 million and $79.9 million for the six months ended June 30, 2021 and 2020, respectively, and as of June 30, 2021, we had an accumulated deficit of $495.1 million. We have not yet generated revenues.

Our cash and cash equivalents totaled $327.1 million as of June 30, 2021. Until required for use in our business, we typically invest our cash in investments that are highly liquid, readily convertible to cash with original maturities of 90 days or less at the date of purchase. We attempt to minimize the risks related to our cash and cash equivalents by maintaining balances in accounts only with accredited financial institutions and, consequently, we do not believe we are subject to unusual credit risk beyond the normal credit risk associated with ordinary commercial banking relationships.

Prior to the Business Combination, our operations were funded primarily from the issuance of convertible preferred stock, convertible common stock and common stock. Upon the closing of the Business Combination Transaction in October 2020, we received net proceeds totaling approximately $439.5 million.

On April 12, 2021, we entered into the Funding Agreements, pursuant to which NovaQuest and Bain will provide up to $125.0 million in funding to support our development of tavapadon for the treatment of Parkinson’s disease over four years, of which approximately $31.1 million (25% of the Total Funding Commitment, net of $0.2 million of fees incurred by Bain and NovaQuest) was received in April 2021.

On July 7, 2021, we completed a follow-on public offering of our common stock pursuant to which we issued and sold 14,000,000 shares of our common stock at a price to the public of $25.00 per share. The aggregate net proceeds from this offering totaled approximately $328.2 million, after deducting underwriting discounts and commissions of $21.0 million and offering expenses of approximately $0.8 million.

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

Warrants

ARYA issued public warrants and private placement warrants, or collectively, the warrants, in its IPO in June 2020. The warrants became exercisable beginning on June 9, 2021. Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the warrants. Each whole warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share.

We will use our commercially reasonable efforts to maintain the effectiveness of our registration statement and a current prospectus relating to those common shares issuable upon exercise of the warrants until the warrants expire or are redeemed, as specified in the warrant agreement. If our common stock at the time of any exercise of a warrant is not listed on a national securities exchange, we may, at our option, require holders of the warrants who exercise their warrants to do so on a “cashless basis.” We are not required to file or maintain in effect a registration statement. In no event will we be required to net cash settle any warrant.

Except as described in the warrant agreement, the private placement warrants have terms and provisions that are identical to those of the public warrants. If the private placement warrants are held by holders other than the Sponsor or its permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the public warrants.

We may call the public warrants for redemption:

•
in whole and not in part;
•
at a price of $0.01 per warrant;
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

On July 30, 2021, we announced the redemption of all of our outstanding public warrants. Public warrants may be exercised by the holders thereof until August 30, 2021 to purchase shares of our common stock at the exercise price of $11.50 per share. Any public warrants that remain outstanding as of August 30, 2021 will be void and no longer exercisable, and the holders of those public warrants will be entitled to receive the redemption price of $0.01 per warrant. The private placement warrants are not subject to this redemption. As of August 6, 2021, an aggregate of 3,037,950 public warrants have been exercised, which resulted in proceeds of approximately $34.9 million and the issuance of 3,037,950 shares of common stock.

Commencing on September 7, 2021 (ninety days after the warrants become exercisable), we may redeem any outstanding warrants:

•
in whole and not in part;
•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to

•
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

The warrants will expire on October 27, 2025 (five years after the completion of the Business Combination Transaction), or earlier upon redemption or liquidation.

Working Capital

The following table summarizes our total working capital, defined as current assets less current liabilities:

	As of
(In thousands)	June 30, 2021	December 31, 2020	Change
Current assets	$331,782	$390,560	(15)%
Current liabilities	(29,257)	(29,548)	(1)%
Total working capital	$302,525	$361,012	(16)%

The change in working capital at June 30, 2021 from December 31, 2020, reflects a net decrease in total current assets of $58.8 million, partially offset by a net increase in total current liabilities of $0.3 million.

The net decrease in total current assets was primarily driven by a net decrease in our cash and cash equivalents reflecting $82.0 million of net cash flows used in operating activities and $8.2 million of net cash flows used for the purchase of property and equipment, partially offset by the receipt of $31.1 million in connection with the Funding Agreements and $2.6 million of proceeds received from the exercise of stock options and purchases of stock under our employee stock purchase plan (ESPP).

The net decrease in current liabilities was primarily driven by a net decrease in accrued expenses and other current liabilities related to employee compensation and personnel costs and accruals for purchases of property and equipment, partially offset by increases in accruals related to external research and development services.

Cash Flows

The following table summarizes our cash flow activity:

	For the Six Months Ended June 30,
(In thousands)	2021	2020	Change
Net cash flows used in operating activities	$(82,026)	$(56,017)	46%
Net cash flows used in investing activities	(8,243)	(4,042)	104%
Net cash flows provided by (used in) financing activities	33,706	(1,524)	**
Net decrease in cash, cash equivalents and restricted cash	$(56,563)	$(61,583)	(8)%

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
•
changes in operating assets and liabilities reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations; and
•
changes in the fair value remeasurement of the Equity Commitment and Share Purchase Option, the financial liability, related party, the financial liability, and the private placement warrants.

For the six months ended June 30, 2021, cash used in operating activities primarily reflects our net loss for the period of $104.2 million, adjusted for net non-cash charges totaling $14.7 million and a net change of $7.4 million in our net operating assets and liabilities. Our non-cash charges primarily consisted of $11.3 million of equity-based compensation expense, $2.2 million related to the fair value remeasurement of private placement warrants and $1.0 million related to the fair value remeasurement of our financing liabilities. The net change in our operating assets and liabilities was primarily due to an increase in operating lease liabilities resulting from landlord reimbursement for tenant improvements, an increase in accounts payable and accrued expenses related to operating activities and a decrease in prepaids and other current assets primarily resulting from the recognition of insurance premiums paid in advance.

For the six months ended June 30, 2020, net cash used in operating activities primarily reflected our net loss for the period of $79.9 million, adjusted by non-cash charges totaling $17.5 million and a net change of $6.4 million in relation to our net operating assets and liabilities. Our non-cash charges primarily consisted of net losses totaling $7.3 million recognized related to the Equity Commitment and Share Purchase Option, $6.4 million of equity-based compensation expense, the $2.5 million write-off of deferred costs related to our abandoned initial public offering and other financing activities and $1.0 million of non-cash rent expense. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses and other current liabilities, and a decrease in prepaid expenses and other current assets.

Cash flows used in Investing Activities

For the six months ended June 30, 2021, cash used in investing activities reflected $8.2 million used for purchases of property and equipment, primarily related to the build-out of our Cambridge, Massachusetts headquarters.

For the six months ended June 30, 2020, cash used in investing activities reflected $4.0 million used for purchases of property and equipment, primarily related to the build-out of our Cambridge, Massachusetts headquarters.

Cash flows provided by Financing Activities

For the six months ended June 30, 2021, net cash provided by financing activities totaled $33.7 million, primarily consisting of $31.3 million related to the Funding Agreements, described in Note 5, Financing Liabilities, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, and $2.6 million of proceeds received from stock option exercises and purchases of stock under our ESPP.

For the six months ended June 30, 2020, net cash used in financing activities totaled $1.5 million, reflecting deferred costs related to our abandoned initial public offering and other financing activities.

Contractual Obligations and Other Commitments

Our contractual obligations primarily consist of our obligations under non-cancellable operating leases, contracts and other purchase obligations. We did not have any debt obligations as of June 30, 2021 or December 31, 2020.

Our most significant contracts relate to agreements with CROs for clinical trials and preclinical studies, CMOs and other service providers for operating purposes, which we enter into in the normal course of business. These contracts are generally cancelable at any time by us following a certain period after notice and therefore, we believe that our non-cancelable obligations under these agreements are not material. In addition, we have obligations with respect to potential future royalties payable, contingent development, regulatory and commercial milestone payments and amounts related to uncertain tax positions. The timing and amount of such obligations are unknown or uncertain as of June 30, 2021. For additional information on potential royalties and milestone payments payable to Pfizer, see “Our Agreements with Licensors and Stockholders—Pfizer License Agreement” in our Annual Report.

We completed the build-out and took occupancy of our corporate headquarters in Cambridge, Massachusetts in the second quarter of 2021. As of June 30, 2021, our remaining obligations related to the build-out of our corporate headquarters were insignificant.

Funding Agreements

On April 12, 2021, we entered into the Funding Agreements, pursuant to which we will receive up to a combined total of up to $125.0 million, to support our development of tavapadon for the treatment of Parkinson’s disease. In return, we agreed to pay to NovaQuest and Bain significant regulatory milestone, sales milestone and royalty payments upon approval of tavapadon by the FDA that collectively will not exceed $531.3 million. In addition, we have the option to satisfy our payment obligations to NovaQuest and Bain upon the earlier of FDA approval or May 1, 2025, by paying an amount equal to the Total Funding Commitment multiplied by an initial factor of 3.00x. This factor will increase ratably over time up to a maximum of 4.25x, less amounts previously paid to NovaQuest and Bain.

For additional information on our funding agreements, please read Note 5, Financing Liabilities, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Contract Research and Manufacturing Organizations

As of June 30, 2021 and December 31, 2020, we recorded accrued expenses of approximately $11.2 million and $7.1 million, respectively, in our consolidated balance sheets for expenditures incurred by CROs and CMOs.

Tax Related Obligations

To date, we have not recognized any reserves related to uncertain tax positions. As of June 30, 2021 and December 31, 2020, we had no accrued interest or penalties related to uncertain tax positions.

Off-balance sheet arrangements

We have not entered into any off-balance sheet arrangements and do not have holdings in any variable interest entities.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.

The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our most critical accounting policies and estimates were described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report. There have been no material changes to our critical accounting policies and estimates described in our Annual Report except as described as follows:

Fair Value Option for Funding Agreements

We elected to account for our funding agreements and related financial liabilities described in Note 5, Financing Liabilities, in accordance with the fair value option permitted under ASC 825-10, Financial Instruments. A liability associated with each of our funding agreements was initially recognized at their estimated fair value within our condensed consolidated balance sheets. We revalue these financial instruments on a recurring basis each reporting period with subsequent changes in fair value, excluding the impact of the change in fair value related to instrument-specific credit risk, separately presented as a component of other income (expense), net in our condensed consolidated statements of operations and comprehensive income. The portion of the fair value adjustment attributed to a change in the instrument-specific credit risk will be recognized and separately presented as a component of other comprehensive income.

Changes in the fair value of our financing liabilities can result from changes to one or multiple inputs, including adjustments to the discount rate and achievement and timing of any cumulative sales-based and regulatory milestones or changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.

Up-front, direct costs and fees related to the instruments for which we have elected the fair value option were recognized in general and administrative expense in earnings as incurred.

The decision to elect the fair value option is determined on an instrument-by-instrument basis, must be applied to an entire instrument and is irrevocable once elected, but need not be applied to all similar instruments. Assets and liabilities measured at fair value pursuant to ASC 825-10 are required to be reported separately from those instruments measured using another accounting method.

For additional information related to our qualifying instruments that we have elected to account for under the fair value option, please read Note 5, Financing Liabilities, and Note 6, Fair Value Measurements to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Emerging Growth Company and Smaller Reporting Company Status

We are currently an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933, or the Securities Act, as modified by the Jumpstart Our Business Startups Act, or the JOBS Act, and a “smaller reporting company” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As such, we are eligible for, have taken and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies and/or smaller reporting companies for as long as we continue to be an emerging growth company and/or a smaller reporting company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we may adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-public companies instead of the dates required for other public companies.

As of June 30, 2021, the last business day of our most recently completed second fiscal quarter, the market value of our common stock that was held by non-affiliates exceeded $700.0 million, and as of December 31, 2021, we will have been public for more than one year and filed at least one annual report. As a result, we will lose our emerging growth company status and our smaller reporting company status as of the end of the current fiscal year ending December 31, 2021, and we will be subject to certain requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company, including the provisions of Section 404(b) of the Sarbanes-Oxley Act, which require that our independent registered public accounting firm provides an attestation report on the effectiveness of our internal control over financial reporting.

Recent Accounting Pronouncements

For a discussion of new accounting standards and their expected impact on our consolidated financial statements or disclosures, please read Note 3, Recent Accounting Guidance, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash and cash equivalents of $327.1 million and $383.6 million as of June 30, 2021 and December 31, 2020, respectively, which consisted of bank deposits and highly liquid money market funds. Furthermore, we had no outstanding debt as of June 30, 2021 or December 31, 2020.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required with respect to this item can be found under “Legal Proceedings” in Note 12 to our condensed financial statements included elsewhere in this Quarterly Report and is incorporated by reference into this Item 1.

In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

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
•
failure to receive the necessary regulatory approvals or a delay in receiving such approvals, which, among other things, may be caused by patients who fail the trial screening process, slow enrollment in clinical trials, patients dropping out of trials, patients lost to follow-up, length of time to achieve trial endpoints, additional time requirements for data analysis or New Drug Application, or NDA, preparation, discussions with the FDA, an FDA request for additional preclinical or clinical data (such as long-term toxicology studies) or unexpected safety or manufacturing issues;
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

In addition, if any of our product candidates receive marketing approval, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration, and will need to continue to comply (or ensure that our third-party providers comply) with current Good Manufacturing Practices, or cGMPs, and good clinical practices, or GCPs, for any clinical trials that we conduct post-approval. In addition, there is always the risk that we, a regulatory authority or a third party might identify previously unknown problems with a product post-approval, such as AEs of unanticipated severity or frequency. Compliance with these requirements is costly, and any failure to comply or other issues with our product candidates post-approval could adversely affect our business, financial condition and results of operations.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date, nor do we expect to generate any revenue from product sales for the next few years, if ever. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $53.2 million and $26.7 million and $104.2 million and $79.9 million for the three and six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $495.1 million and had not yet generated revenues. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

We anticipate that our expenses will increase substantially if, and as, we:

•
advance our clinical-stage product candidates CVL-231, darigabat, tavapadon, CVL-871 and CVL-936 through clinical development, including as we complete our registration-directed Phase 3 program for our most advanced product candidate, tavapadon;
•
experience an increase in headcount and associated costs as we expand our research and development and establish a commercial infrastructure;
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
•
our receipt of additional funding from NovaQuest and Bain, or the Funding Investors, under the Funding Agreements;

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

In April 2021, we entered into the Funding Agreements, pursuant to which the Funding Investors committed to provide funding to support our development of tavapadon for the treatment of Parkinson’s disease. The Funding Agreements impose various diligence, milestone payment, royalty payment and other obligations on us. Pursuant to the Funding Agreements, we are required to comply with various covenants relating to the conduct of our business and the development and commercialization of tavapadon, including obligations to use commercially reasonable efforts to develop and commercialize tavapadon in the United States and certain limits on our ability to incur indebtedness, create or incur liens or dispose of assets. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might otherwise be advantageous to us and our stockholders.

We are required to make payments to the Funding Investors upon the achievement of certain regulatory and sales milestones. In addition, if we suspend or terminate the development of tavapadon or fail to perform certain diligence obligations, under certain circumstances, we will pay the Funding Investors a combined amount equal to the total amount funded by the Investors up to the date of termination, plus 12% interest compounded annually. We may not have sufficient capital to make the required payments to the Investors on a timely basis or at all. In conjunction with the Funding Agreements, we also entered into security agreements with the Funding Investors pursuant to which we granted the Funding Investors a security interest in the assets material to the development and commercialization of tavapadon in the United States to secure our obligations under the Funding Agreements. If we are unable to comply with such obligations, then the Investors may be able to foreclose on the collateral that was pledged to the Funding Investors. Any of the foregoing events could significantly and adversely affect our financial condition and results of operations.

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
•
conditions imposed by the FDA, the European Medicines Agency, or EMA, or comparable foreign regulatory authorities regarding the scope or design of our clinical trials;
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

The general approach for FDA approval of a new drug is dispositive data from two or more well-controlled Phase 3 clinical trials of the product candidate in the relevant patient population. Phase 3 clinical trials typically involve a large number of patients, have significant costs and take years to complete. In addition, there is no assurance that the endpoints and trial designs that we intend to use for our planned clinical trials, including those that we have developed based on feedback from regulatory agencies or those that have been used for the approval of similar drugs, will be acceptable for future approvals. For example, while we have designed our registration-directed Phase 3 program for tavapadon after receiving input and feedback from the FDA, there can be no assurance that the design of our planned clinical trials will be satisfactory to the FDA or that the FDA will not require us to modify our trials or conduct additional testing, or that completing these trials will result in regulatory approval. See the section entitled “Business—Our Solution–Tavapadon—Ongoing Clinical Trials—Phase 3 Fixed-Dose Early-Stage Parkinson’s Trial” in our Annual Report for a description of our discussions with the FDA regarding the proposed primary endpoint of our Phase 3 trials of tavapadon in early-stage Parkinson’s. Even if our Phase 3 clinical trials in early-stage Parkinson’s achieve their primary endpoint, there can be no assurance that the FDA will find them sufficient to support approval if, for example, the FDA determines the contribution of the MDS-UPDRS Part II score to the primary endpoint results to be inadequate. Our Phase 2 early-stage Parkinson’s trial of tavapadon did not use the MDS-UPDRS Part II score as a primary endpoint and was therefore not powered to show a statistically significant difference from placebo for this measure. In addition, based on our end-of-Phase 2 meeting with the FDA where we presented single-dose ECG, multiple-dose ECG and a model-based analysis of Phase 1 data, we plan to collect time-matched PK and ECG measures in a subset of patients as a sub-study in our planned Phase 3 fixed-dose early-stage Parkinson’s trial. However, there can be no assurance that we will not be required to conduct additional testing on the safety and tolerability of tavapadon, including with respect to arrhythmia. Additionally, we are developing CVL-871 for the treatment of dementia-related apathy. There are no currently approved therapies for dementia-related apathy, and we may experience challenges in defining this indication. There are limited precedents for trial design, trial endpoints and regulatory pathway for this indication, which may make clinical development and regulatory approval of CVL-871 more challenging.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. In response to the onset of the COVID-19 pandemic, we paused patient screening and enrollment of our Phase 3 trials of tavapadon for the treatment of Parkinson’s in March 2020 (which we subsequently resumed in the second half of 2020) and concluded dosing of Cohort 1 of our Phase 1 SAD trial of CVL-936 after receiving sufficient clinical data for the intended purposes for this trial. The continued spread of COVID-19 or other global health matters, such as other pandemics, could further adversely impact our clinical trials or preclinical studies. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it has impacted and may continue to impact our operations and the operations of our suppliers, vendors and business partners. We have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address this pandemic; however, the spread of COVID-19 has caused us to modify our business practices, including implementing a temporary work-from-home policy for all employees who are able to perform their duties remotely, temporarily restricting all non-essential travel and discouraging employee attendance at industry events and in-person work-related meetings. We expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners in light of COVID-19.

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

In addition, COVID-19 may impact our ability to retain principal investigators and site staff for our clinical trials as healthcare providers may have heightened exposure to COVID-19 if an outbreak occurred in their geography or may be impacted due to prioritization of hospital resources toward the outbreak and restrictions on travel. Our clinical trial sites may be located in geographies that are disproportionately affected by the COVID-19 pandemic or actions taken by governmental and health authorities to address the pandemic. For instance, our Phase 1 trial of darigabat in acute anxiety is being conducted at the Centre for Human Drug Research, a single specialized site in the Netherlands. In July 2021, Dutch government authorities reimposed restrictions due to the ongoing COVID-19 pandemic, now driven primarily by Delta variant cases in young unvaccinated adults following relaxation measures that ended in June 2021. We will continue to closely monitor the rapidly evolving regulatory landscape in the Netherlands and its impact on the clinical trial timeline. While this trial remains ongoing and actively recruiting, as a result of recent COVID-19 guidance by the Dutch authorities, data for the acute anxiety trial are now expected in the first half of 2022. Furthermore, COVID-19 may also negatively affect the operations of third-party contract research organizations that we rely upon to carry out our clinical trials or the operations of our third-party manufacturers, which could result in delays or disruptions in the supply of our product candidates. Any negative impact COVID-19 has on patient enrollment, site staffing or treatment or the timing and execution of our clinical trials could cause costly delays to our clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business and financial results. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all.

Three vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and early 2021, and more are likely to be authorized in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the product candidates needed for our clinical trials, which could also lead to delays in our ongoing trials.

The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19, new strains of the virus, including the Delta variant, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines, or the effectiveness of actions to contain COVID-19 or treat its impact, including vaccination campaigns, among others. In addition, recurrences or additional waves of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage were to experience prolonged business shutdowns or other disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.

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

The results observed from preclinical studies or early-stage clinical trials of our product candidates may not necessarily be predictive of the results of later-stage clinical trials that we conduct. Similarly, positive results from such preclinical studies or early-stage clinical trials may not be replicated in our subsequent preclinical studies or clinical trials. For instance, while darigabat demonstrated anti-epileptic activity similar to lorazepam, a commonly prescribed benzodiazepine, or BZD, in a Phase 2 photoepilepsy trial, only seven patients were treated with darigabat in that trial and we may not be able to replicate the observed results from that trial in our ongoing Phase 2 proof-of-concept trial in focal epilepsy. Furthermore, our product candidates may not be able to demonstrate similar activity or adverse event profiles as other product candidates that we believe may have similar profiles. For instance, although they both activate muscarinic receptors, CVL-231 may not be able to replicate the anti-psychotic benefit observed in prior clinical trials of xanomeline.

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

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans. We may experience delays in completing our clinical trials or preclinical studies and initiating or completing additional clinical trials or preclinical studies, including as a result of regulators not allowing or delay in allowing clinical trials to proceed under an IND, or not approving or delaying approval for any clinical trial grant or similar approval we need to initiate a clinical trial. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

•
regulators, institutional review boards, or IRBs, or other reviewing bodies may not authorize us or our investigators to commence a clinical trial, or to conduct or continue a clinical trial at a prospective or specific trial site;
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

From time to time, we may publish interim, topline or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. For example, in June 2021, we announced topline results from our Phase 1b MAD trial to evaluate the safety, PK and preliminary PD of repeated daily doses of CVL-231 in patients with a primary diagnosis of schizophrenia per the DSM-V. Such topline results did not include results from the PK portion of the study. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our reputation and business prospects.

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

Undesirable side effects have been observed in our product candidates to date. For example, in clinical trials of tavapadon, a dose-dependent increase in the frequency of nausea and headache was observed, with nausea, vomiting, dyskinesia, fall, fatigue, sleep disorder and tremors being the most common adverse events leading to discontinuation of tavapadon. In clinical trials of CVL-231, some moderate treatment-emergent increases in heart rate and blood pressure were observed following single doses of CVL-231 (>10 mg), which may be due to CVL-231’s activity on the M4 receptor subtype and its subsequent reduction of striatal dopamine levels. These observed cardiovascular changes were asymptomatic and transient in nature, generally peaking within one to four hours following an oral dose before being generally resolved within 24 hours without intervention. In our Phase 1b trial of CVL-231, modest asymptomatic elevations in blood pressure and heart rate were observed with CVL-231 compared to placebo, which decreased over time. Placebo-adjusted heart rate changes two hours post-dose at Week 6 were 4.4 and 5.3 beats per minute for the CVL-231 30 mg QD and 20 mg BID groups, respectively. The average blood pressure changes at Week 6 for both CVL-231 cohorts showed no clinically meaningful differences versus placebo.

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

As of December 31, 2020, we had U.S. federal net operating loss carryforwards totaling $213.9 million, all of which have an indefinite carryforward period. As of December 31, 2020, we had state net operating loss carryforwards totaling $206.2 million which begin to expire in 2038 and 2040. As of December 31, 2020, we also had U.S. federal and state research and development tax credit carryforwards of $5.7 million and $0.7 million, respectively, which expire at various dates through 2040 for federal purposes and 2035 for state purposes. The net operating losses which are limited in life and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the U.S. Internal Revenue Code, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. If we determine that an ownership change has occurred and our ability to use our historical NOLs or credits is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. Section 382 and 383 of the Code would apply to all net operating loss and tax credit carryforwards, whether the carryforward period is indefinite or not.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing we conduct in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

If we identify any future material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports or applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We also could become subject to investigations by the Nasdaq Stock Market, or Nasdaq, the SEC or other regulatory authorities. We will be required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. Because we will lose our “emerging growth company” status as of the end of the current fiscal year ending December 31, 2021, our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 for the fiscal year ending December 31, 2021. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

Risks Related to Managing our Business and Operations

We are incurring, and will continue to incur, significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

As a public company, we are facing, and will continue to face, increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements mandate us to carry out activities we have not done previously. In addition, additional expenses associated with SEC reporting requirements are being incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if our auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It will also be more expensive to obtain director and officer liability insurance as a public company. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on the board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

We qualify as an emerging growth company within the meaning of the Securities Act and a smaller reporting company within the meaning of the Exchange Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We are currently an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act, and a "smaller reporting company" as defined in Rule 12b-2 under the Exchange Act. As such, we are eligible for, have taken and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies and/or smaller reporting companies for as long as we continue to be an emerging growth company and/or smaller reporting company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

As of June 30, 2021, the last business day of our most recently completed second fiscal quarter, the market value of our common stock that was held by non-affiliates exceeded $700.0 million, and as of December 31, 2021, we will have been public for more than one year and filed at least one annual report. As a result, we will lose our emerging growth company status and our smaller reporting company status as of the end of the current fiscal year ending December 31, 2021, and we will be subject to certain requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company, including the provisions of Section 404(b) of the Sarbanes-Oxley Act, which require that our independent registered public accounting firm provides an attestation report on the effectiveness of our internal control over financial reporting. Compliance with these additional requirements may increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote time to increased reporting and compliance requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

We depend heavily on our executive officers, third-party consultants and others and our ability to compete in the biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. The loss of their services or our inability to hire and retain such personnel would materially harm our business.

Our success depends, and will likely continue to depend, upon our ability to hire, and our ability to retain the services of our current executive officers, principal consultants and others, including N. Anthony Coles, M.D., our Chairperson and Chief Executive Officer, Abe Ceesay, our President, Scott Akamine, our Chief Legal Officer, Mark Bodenrader, our Chief Accounting Officer, Ken DiPietro, our Chief Human Resources Officer, John Renger, Ph.D., our Chief Scientific Officer, Raymond Sanchez, M.D., our Chief Medical Officer, Kathleen Tregoning, our Chief Corporate Affairs Officer, and Kathy Yi, our Chief Financial Officer. Our executive officers may terminate their employment with us at any time. The loss of their services might impede the achievement of our research and development objectives.

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

As of June 30, 2021, we had 148 full-time employees. Our focus on the development of multiple initial product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. If we are not able to effectively expand our organization by hiring new employees, our clinical trials may be delayed or terminated, we may not be able to successfully execute the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our development and commercialization goals.

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

As of June 30, 2021, Bain Investor and Pfizer own, collectively, approximately 69.0% of the outstanding shares of our common stock. Furthermore, as discussed in the section entitled “Certain Relationships and Related Person Transactions, and Director Independence” in our Annual Report, so long as they own certain specified amounts of our equity securities, Bain Investor and Pfizer have certain rights to nominate our directors. As long as such persons each own or control a significant percentage of outstanding voting power, they will have the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the price at other shareholders have purchased share or have held their shares for a longer period, they may be more interested in selling the company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

Currently, 10 of our 11 directors are independent directors, and we have an independent nominating and corporate governance committee and an independent compensation committee. However, for as long as the “controlled company” exemption is available, our board of directors in the future may not consist of a majority of independent directors and may not have an independent nominating and corporate governance committee or compensation committee. As a result, you may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq rules regarding corporate governance.

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

Pursuant to the Amended and Restated Registration and Shareholder Rights Agreement, dated October 27, 2020, by and between us and the other parties thereto, or the Registration and Shareholder Rights Agreement, to the fullest extent permitted by law, the doctrine of corporate opportunity and any analogous doctrine does not apply to (i) Bain Investor, Pfizer, ARYA Sciences Holdings II, or Sponsor, and Perceptive Life Sciences Master Fund Ltd, or Perceptive PIPE Investor, (ii) any member of our board of directors, non-voting observer or any officer who is not our or our subsidiaries’ full-time employee or (iii) any affiliate, partner, advisory board member, director, officer, manager, member or shareholder of Bain Investor, Pfizer, Sponsor or Perceptive PIPE Investor who is not our or our subsidiaries’ full-time employee (any such person listed in (i), (ii) or (iii) being referred to herein as an External Party). Therefore, we renounced any interest or expectancy in, or being offered an opportunity to participate in, business opportunities that are from time to time presented to any External Party.

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

Delaware law and our certificate of incorporation and bylaws, or the Governing Documents, contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

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
•
a classified board of directors whose members serve staggered terms, with one class being elected each year by our stockholders;
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

In addition, our certificate of incorporation includes a provision substantially similar to Section 203 of the DGCL, which may prohibit certain stockholders holding 15% or more of our outstanding capital stock from engaging in certain business combinations with us for a specified period of time.

Our bylaws designate specific courts as the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, stockholders, employees or agents.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws or (v) any action asserting a claim against us governed by the internal affairs doctrine; provided, however, that the forgoing provisions will not apply to any claims arising under the Exchange Act or the Securities Act. Our bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act. In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to these forum provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

This choice of forum provisions in our bylaws may impose additional litigation costs on stockholders in pursuing such claims and may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum provision. If our forum provisions are found to be unenforceable, we and our stockholders may incur additional costs associated with resolving such matters. The Court of Chancery of the State of Delaware and the U.S. District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

Risks Related to Our Dependence on Third Parties

We rely on third parties to assist in conducting our clinical trials. If they do not perform satisfactorily, we may not be able to obtain regulatory approval or commercialize our product candidates, or such approval or commercialization may be delayed, and our business could be substantially harmed.

We have relied upon and plan to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials and expect to rely on these third parties to conduct clinical trials of any other product candidate that we develop. Our ability to complete clinical trials in a timely fashion depends on a number of key factors. These factors include protocol design, regulatory and IRB approval, patient enrollment rates and compliance with GCPs. We have opened clinical trial sites and are enrolling patients in a number of countries where our experience is limited. In most cases, we use the services of third parties, including CROs, to carry out our clinical trial-related activities and rely on such parties to accurately report their results. Our reliance on third parties for clinical development activities may impact or limit our control over the timing, conduct, expense and quality of our clinical trials. Moreover, the FDA requires us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and IRBs. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States.

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

Under the Funding Agreements, the Funding Investors have the right to suspend payments to us or take other actions that may be adverse to our interests in certain circumstances.

Under the Funding Agreements, while the Funding Investors agreed to provide up to an additional $37.5 million, approximately $31.3 million and $25.0 million on the first, second and third anniversaries of the effective date of the Funding Agreements, respectively, such payments are subject to certain customary funding conditions, and, if those funding conditions are not satisfied or waived, we would not receive such payments. The Funding Investors may also suspend their obligation to make payments to us following the occurrence of enumerated events such as an uncured material breach, a material adverse effect (which includes certain adverse developments related to the development and regulatory approval of tavapadon) or a bankruptcy event. The Funding Investors’ obligation to make development payments will resume upon their notice to us that the condition allowing them to suspend payments has been resolved or cured to their reasonable satisfaction. The Funding Investors may terminate their obligation to make any further development payments if such condition is not resolved or cured within 12 months. If the Funding Investors’ payment obligations terminate in these circumstances, we will remain obligated to make the milestone and royalty payments contemplated in the Funding Agreements to the Funding Investors in the event we nonetheless receive FDA approval for tavapadon and commercialize tavapadon in the U.S. Our ability to receive payments under the Funding Agreements also depends on the ability of the Funding Investors to meet their funding commitments. If we do not receive additional payments under the Funding Agreements, our business, results of operations, cash flows and financial condition could be adversely affected.

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

Additionally, if any third-party manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different manufacturer. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change third-party manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. We may be unsuccessful in demonstrating the comparability of clinical supplies, which could require the conduct of additional clinical trials. The delays associated with the verification of a new third-party manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a third-party manufacturer may possess technology related to the manufacture of our product candidate that such third party owns independently. This would increase our reliance on such third-party manufacturer or require us to obtain a license from such third-party manufacturer in order to have another third party manufacture our product candidates.

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

In particular, the ultimate impact of Brexit is uncertain and cannot be predicted at this time. Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the EU. For instance, in November 2017, European Union member states voted to move the EMA, the European Union’s regulatory body, from London to Amsterdam. Operations in Amsterdam commenced in March 2019, and the move itself may cause significant disruption to the regulatory approval process in Europe. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or EU for our product candidates, which could significantly and materially harm our business.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. Certain endpoint data we hope to include in any approved product labeling also may not make it into such labeling, including exploratory or secondary endpoint data such as patient-reported outcome measures. The FDA may also require a risk evaluation and mitigation strategies, or REMS, program as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or a comparable foreign regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration.

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

The FDA has granted Fast Track Designation for CVL-871 for the treatment of dementia-related apathy, and we may seek Fast Track Designation for some of our other product candidates. If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. The receipt of Fast Track Designation, for CVL-871 for the treatment of dementia-related apathy, and any future receipt of Fast Track Designation for other product candidates, does not guarantee a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track Designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

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

It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and would sell, market and distribute our products As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations that may affect our ability to operate include the following:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for the purchase, lease, order, arrangement, or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties;
•
the federal civil and criminal false claims laws and civil monetary penalty laws, such as the federal False Claims Act, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false statement of record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery;
•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose  requirements on certain covered healthcare providers, health plans and healthcare clearinghouses, as well as their respective business associates, independent contractors or agents of covered entities, that perform services for them that involve the use, creation, maintenance, receipt, use or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of

•
civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there  may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
•
the U.S. federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act and its implementing regulations, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program  to report annually to the U.S. Centers for Medicare & Medicaid Services, or CMS, within the HHS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;
•
federal government price reporting laws, which require manufacturers to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the European Union General Data Protection Regulation, which became effective May 2018 also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time and resource-consuming and can divert a company’s attention from the business.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment, reputational harm and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Further, defending against any such actions can be costly and time consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business is found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected.

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third- party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates, once approved. Patients are unlikely to use our product candidates, once approved, unless coverage is provided and reimbursement is adequate to cover a significant portion of their cost. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

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

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Since March 2020, when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

In addition, in most foreign countries, including the European Economic Area, or the EEA, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales and the potential profitability of any of our product candidates in those countries would be negatively affected.

We are subject to evolving global data protection laws and regulations, which may require us to incur substantial compliance costs, and any failure or perceived failure by us to comply with such laws and regulations may harm our business and operations.

The global data protection landscape is rapidly evolving, and we may be or become subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, transfer, security and processing of personal data, such as information that we collect about participants and healthcare providers in connection with clinical trials. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, which may create uncertainty in our business, affect our or our service providers’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal data, result in liability or impose additional compliance or other costs on us. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. For example, states, such as California, Virginia and Colorado, have recently enacted consumer privacy laws that grant rights to data subjects and places privacy and security obligations on entities handling personal data of consumers or households. While we are not currently subject to laws such as the California Consumer Privacy Act, or the CCPA, some observers note that the CCPA and similar legislation could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

In addition to our operations in the United States, which may be subject to healthcare and other laws relating to the privacy and security of health information and other personal information, may seek to conduct clinical trials in EEA and may become subject to additional European data privacy laws, regulations and guidelines. The General Data Protection Regulation, (EU) 2016/679, or the GDPR became effective on May 25, 2018, and deals with the processing of personal data and on the free movement of such data. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the United States, providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments and record-keeping. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to €10,000,000 or up to 2% of our total worldwide annual revenue for certain comparatively minor offenses, or up to €20,000,000 or up to 4% of our total worldwide annual revenue for more serious offenses. Given the limited enforcement of the GDPR to date, particularly in the pharmaceutical space, we face uncertainty as to the exact interpretation of the new requirements on our trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.

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

Risks Related to Our Common Stock and Warrants

Because of potential volatility in our trading price and trading volume, we may incur significant costs from class action securities litigation.

The stock market in general, and Nasdaq and biotechnology and pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Historically, securities class action litigation has often been brought against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could harm our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs.

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

Sales of a substantial number of shares of our shares of common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our shares of common stock. For instance, certain lock-up restrictions under the Registration and Shareholder Rights Agreement applicable to the Perceptive Shareholders, the Bain Investor and Pfizer expired in April 2021. Furthermore, the lock-up restrictions entered into in connection with our July 2021 public offering will expire in October 2021. As restrictions on resale end, the market price of our shares of common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Warrants are exercisable for shares of our common stock, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding warrants to purchase an aggregate of 5,149,647 shares of our shares of common stock became exercisable in accordance with the terms of the warrant agreement governing those securities. These warrants will become exercisable beginning on June 9, 2021. The exercise price of these warrants will be $11.50 per share. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock.

Our warrants may expire worthless and the terms of the warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding warrants approve of such amendment.

The warrant agreement for our warrants provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of our shares of common stock purchasable upon exercise of a warrant.

We recently announced the redemption of all of our outstanding public warrants. We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem our outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our shares of common stock equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. On July 30, 2021, we announced the redemption of all of our outstanding public warrants. Public warrants may be exercised by the holders thereof until August 30, 2021 to purchase shares of our common stock at the exercise price of $11.50 per share. Any public warrants that remain outstanding as of August 30, 2021 will be void and no longer exercisable, and the holders of those public warrants will be entitled to receive the redemption price of $0.01 per warrant. The private placement warrants are not subject to this redemption. Redemption of the outstanding public warrants could force you to: (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

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

We have no current plans to pay cash dividends on our common stock. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements,  general business conditions, and other factors that our board of directors  may deem relevant.  We may not pay any dividends on our common stock in the foreseeable future. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

General Risk Factors

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

An active trading market for our common stock or warrants may not be sustained, which may make it difficult to sell the shares of our common stock or warrants you purchase.

An active trading market for our common stock or warrants may not be sustained, which would make it difficult for you to sell your shares of our common stock or warrants at an attractive price (or at all). The market price of our common stock or warrants may decline below your purchase price, and you may not be able to sell your shares of our common stock or warrants at or above the price you paid for such shares (or at all).

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

PART II

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report.

Exhibit Number	Description

10.1†++

Funding Agreement, dated as of April 12, 2021, by and between Cerevel Therapeutics, Inc. and NovaQuest Co-Investment Fund XVI, L.P. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on May 17, 2021).

10.2†++

Funding Agreement, dated as of April 12, 2021, by and between Cerevel Therapeutics, Inc. and BC Pinnacle Holdings, LP. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on May 17, 2021).

10.3#

Employment Agreement, dated April 20, 2021, by and between Cerevel Therapeutics, LLC and Scott M. Akamine (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant on May 17, 2021).

10.4†#

Employment Agreement, dated April 13, 2021, by and between Cerevel Therapeutics, LLC and Abraham N. Ceesay (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 21, 2021).

10.5#	Non-Employee Director Compensation Policy, as amended on April 8, 2021 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Registrant on May 17, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

#     Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEREVEL THERAPEUTICS HOLDINGS, INC.

Date: August 11, 2021	By:	/s/ N. Anthony Coles
N. Anthony Coles
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2021	By:	/s/ Kathy Yi
Kathy Yi
Chief Financial Officer (Principal Financial Officer)