Form 10-Q
period 2021-09-30
Cerevel Therapeutics Holdings, Inc.
filed 2021-11-10
CIK 1805387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-39311

CEREVEL THERAPEUTICS HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-3911080
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Jacobs Street, Suite 200 Cambridge, MA	02141
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (844) 304-2048

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	CERE	The NASDAQ Stock Market LLC

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

As of November 5, 2021, the registrant had 147,235,789 shares of common stock, par value $0.0001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, or this Quarterly Report, may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:

•
the format, likelihood of success, cost and timing of our clinical trials and other product development activities, including the design of clinical trials and preclinical studies, the timing of initiation and completion of clinical trials and related preparatory work and the timing and outcome of regulatory interactions;
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

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the ongoing COVID-19 pandemic and there may be additional risks that we consider immaterial, or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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
•
Business interruptions resulting from the ongoing COVID-19 outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and per share data)

(Unaudited)

	As of
	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$669,676	$383,623
Prepaid expenses and other current assets	5,353	6,937
Total current assets	675,029	390,560
Property and equipment, net	28,404	24,165
Operating lease assets	23,576	24,459
Restricted cash	4,200	4,200
Other long-term assets	2,271	1,889
Total assets	$733,480	$445,273
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,445	$4,993
Accrued expenses and other current liabilities	23,020	22,519
Operating lease liabilities, current portion	2,335	2,036
Total current liabilities	30,800	29,548
Operating lease liabilities, net of current portion	34,752	30,969
Financing liability, related party (Notes 5 and 6)	19,306	—
Financing liability (Notes 5 and 6)	19,306	—
Other long-term liabilities	236	236
Total liabilities	104,400	60,753
Commitments and contingencies (Notes 12 and 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value: 500,000,000 shares authorized; 147,135,968 and 127,123,954 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	15	13
Additional paid-in capital	1,186,787	775,417
Accumulated other comprehensive loss	(533)	—
Accumulated deficit	(557,189)	(390,910)
Total stockholders’ equity	629,080	384,520
Total liabilities and stockholders’ equity	$733,480	$445,273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share amounts and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$40,159	$24,026	$114,014	$73,168
General and administrative	14,368	10,336	41,594	34,052
Total operating expenses	54,527	34,362	155,608	107,220
Loss from operations	(54,527)	(34,362)	(155,608)	(107,220)
Interest income, net	13	1	38	210
Other income (expense), net	(7,545)	(4,684)	(10,709)	(11,976)
Loss before income taxes	(62,059)	(39,045)	(166,279)	(118,986)
Income tax benefit (provision), net	—	5	—	21
Net loss	$(62,059)	$(39,040)	$(166,279)	$(118,965)
Net loss per share, basic and diluted	$(0.43)	$(0.62)	$(1.25)	$(1.93)
Weighted-average shares used in calculating net loss per share, basic and diluted	144,022,109	63,270,340	132,971,450	61,726,114

Comprehensive loss:
Net loss	$(62,059)	$(39,040)	$(166,279)	$(118,965)
Other comprehensive loss
Changes in fair value attributable to instrument-specific credit risk	(533)	—	(533)	—
Total other comprehensive loss	(533)	—	(533)	—
Comprehensive loss	$(62,592)	$(39,040)	$(166,812)	$(118,965)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(1)

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2020	127,123,954	$13	$775,417	$—	$(390,910)	$384,520
Issuance of common stock under equity incentive plans related to vesting of RSUs	14,270	—	—	—	—	—
Issuance of common stock under equity incentive plans related to exercise of options	186,892	—	742	—	—	742
Reclassification of private placement warrants from equity to other long-term liabilities	—	—	(305)	—	—	(305)
Equity-based compensation expense	—	—	6,060	—	—	6,060
Net loss	—	—	—	—	(50,981)	(50,981)
Balance at March 31, 2021	127,325,116	$13	$781,914	$—	$(441,891)	$340,036
Issuance of common stock under equity incentive plans related to vesting of RSUs	14,270	—	—	—	—	—
Issuance of common stock under equity incentive plans related to exercise of options	204,684	—	1,394	—	—	1,394
Issuance of common stock under equity incentive plans related to ESPP issuances	40,589	—	435	—	—	435
Equity-based compensation expense	—	—	5,261	—	—	5,261
Net loss	—	—	—	—	(53,239)	(53,239)
Balance at June 30, 2021	127,584,659	$13	$789,004	$—	$(495,130)	$293,887
Issuance of common stock related to follow-on offering, net of offering costs (Note 1)	14,000,000	1	328,250	—	—	328,251
Issuance of common stock related to exercise of public warrants	4,822,947	1	55,462	—	—	55,463
Issuance of common stock related to cashless exercise of private placement warrants	111,426	—	4,186	—	—	4,186
Issuance of common stock under equity incentive plans related to vesting of RSUs	14,270	—	—	—	—	—
Issuance of common stock under equity incentive plans related to exercise of options	602,666	—	3,751	—	—	3,751
Equity-based compensation expense	—	—	6,134	—	—	6,134
Other comprehensive loss	—	—	—	(533)	—	(533)
Net loss	—	—	—	—	(62,059)	(62,059)
Balance at September 30, 2021	147,135,968	$15	$1,186,787	$(533)	$(557,189)	$629,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(1)

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019	60,930,932	$6	$322,115	$(244,298)	$77,823
Issuance of common stock under equity incentive plans related to vesting of RSUs	14,270	—	—	—	—
Equity-based compensation expense	—	—	2,970	—	2,970
Net loss	—	—	—	(53,208)	(53,208)
Balance at March 31, 2020	60,945,202	$6	$325,085	$(297,506)	$27,585
Issuance of common stock under equity incentive plans related to vesting of RSUs	14,270	—	—	—	—
Equity-based compensation expense	—	—	3,423	—	3,423
Net loss	—	—	—	(26,717)	(26,717)
Balance at June 30, 2020	60,959,472	$6	$328,508	$(324,223)	$4,291
Issuance of Series A-1 preferred stock and Series A common stock in exchange for cash	2,500,000	—	25,000	—	25,000
Partial settlement of Equity Commitment liability upon issuance of Series A-1 preferred stock and Series A common stock	—	—	5,530	—	5,530
Issuance of common stock under equity incentive plans related to vesting of RSUs	14,270	—	—	—	—
Equity-based compensation expense	—	—	3,472	—	3,472
Net loss	—	—	—	(39,040)	(39,040)
Balance at September 30, 2020	63,473,742	$6	$362,510	$(363,263)	$(747)

(1)
Historical share and capital amounts were retroactively restated for reverse recapitalization as described in Note 1, Nature of Operations.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(166,279)	$(118,965)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,644	336
Non-cash rent expense under operating leases	(615)	471
Equity-based compensation	17,455	9,864
Change in fair value of Equity Commitment and Share Purchase Option	—	11,970
Change in fair value of financing liability, related party	3,415	—
Change in fair value of financing liability	3,415	—
Change in fair value of private placement warrants	3,881	—
Write-off of deferred costs related to financing activities	—	2,485
Changes in operating assets and liabilities, net:
Prepaid expenses and other current assets	1,672	4,577
Operating lease asset	(14)	(459)
Other assets	(651)	(243)
Accounts payable	1,874	581
Accrued expenses and other liabilities	2,806	8,699
Operating lease liability	5,595	4,585
Net cash flows used in operating activities	(125,802)	(76,099)
Cash flows from investing activities:
Purchases of property and equipment	(9,431)	(11,341)
Net cash flows used in investing activities	(9,431)	(11,341)
Cash flows from financing activities:
Proceeds from issuance of common stock related to follow-on offering, net of offering costs (refer to Note 1)	328,251	—
Proceeds from the exercise of public warrants	55,463	—
Proceeds from the exercise of stock options and ESPP purchases	6,322	—
Proceeds from financing liability, related party	15,625	—
Proceeds from financing liability	15,625	—
Proceeds from issuance of Series A-1 preferred stock and Series A common stock with exchange	—	25,000
Deferred costs related to financing activities	—	(4,234)
Net cash flows provided by financing activities	421,286	20,766
Net increase (decrease) in cash, cash equivalents and restricted cash	286,053	(66,674)
Cash, cash equivalents and restricted cash, beginning of the period	387,823	83,682
Cash, cash equivalents and restricted cash, end of the period	$673,876	$17,008
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$669,676	$12,808
Restricted cash	4,200	4,200
Total cash, cash equivalents and restricted cash	$673,876	$17,008
Supplemental cash flow disclosures from non-cash operating, investing, and financing activities:
Operating lease assets obtained in exchange for operating lease liabilities	$—	$445
Fixed asset additions included in accounts payable and other current liabilities	$753	$4,485
Deferred unpaid transaction costs related to financing activities	$—	$2,538
Cashless exercise of private placement warrants	$4,186	$—
Partial settlement of Equity Commitment liability upon issuance of Series A-1 Preferred Stock and Series A Common Stock	$—	$5,530

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

For additional information related to the Business Combination Transaction and the Additional Financing Shares, please read Note 3, Business Combination, to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 (our Annual Report). For additional information related to our license arrangement with Pfizer, please read Note 6, Pfizer License Agreement, to our audited consolidated financial statements included in our Annual Report. For additional information related to the Equity Commitment and the Share Purchase Option, please read Note 7, Equity Commitment and Share Purchase Option, to our audited consolidated financial statements included in our Annual Report.

Follow-on Public Offering

On July 7, 2021, we completed a follow-on public offering (the Follow-on Offering) of our common stock pursuant to which we issued and sold 14,000,000 shares of our common stock at a price to the public of $25.00 per share. The aggregate net proceeds from this offering totaled approximately $328.3 million, after deducting underwriting discounts and commissions of $21.0 million and offering expenses of approximately $0.7 million.

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

Our unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets and the satisfaction of liabilities in the ordinary course of business. Since our inception, we have incurred significant operating losses and, as of September 30, 2021, had an accumulated deficit of $557.2 million and had not yet generated revenues. In addition, we anticipate that our expenses will increase significantly in connection with our ongoing activities to support our research, discovery and clinical development efforts and we expect to continue to incur significant expenses and operating losses for the foreseeable future.

Prior to the Business Combination Transaction and the Follow-on Offering, our operations were funded primarily from the issuance of convertible preferred stock, convertible common stock and common stock. Upon the closing of the Business Combination Transaction in October 2020, we received net proceeds totaling approximately $439.5 million. Upon the closing of our Follow-on Offering in July 2021, we received net proceeds totaling approximately $328.3 million. We believe that our available cash resources as of September 30, 2021, of $669.7 million will enable us to fund our operating expense and capital expenditure requirements through at least twelve months from the issuance date of these financial statements. For additional information related to the Business Combination Transaction and the Follow-on Offering, please read Note 1, Nature of Operations.

Impact of the Ongoing COVID-19 Pandemic

We are closely monitoring the impact of the ongoing COVID-19 pandemic on all aspects of our business, including how it has impacted and may continue to impact our operations and the operations of our suppliers, vendors and business partners. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy and we cannot presently predict the scope and severity of any potential business shutdowns or disruptions.

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

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of the company and its subsidiaries, Cerevel Therapeutics, Inc., Cerevel Therapeutics, LLC and Cerevel MA Securities Corporation, after elimination of all intercompany accounts and transactions. The accompanying unaudited condensed consolidated financial statements and notes hereto have been prepared in conformity with the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) as set forth in the Financial Accounting Standards Board’s (FASB) accounting standards codification. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the FASB.

In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and nine months ended

September 30, 2021 and 2020, are not necessarily indicative of the results for the entire fiscal year or any other period. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020, have been prepared on the same basis as and should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report.

As a result of the Business Combination Transaction, the shares and corresponding capital amounts and loss per share related to Old Cerevel’s outstanding redeemable convertible preferred stock, redeemable convertible common stock and common stock prior to the Business Combination Transaction have been retroactively restated to reflect the Exchange Ratio established in the Business Combination Agreement. For additional information related to the Business Combination Transaction and the Exchange Ratio, please read Note 3, Business Combination, to our audited consolidated financial statements included in our Annual Report.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, the fair value of our financing liabilities, the fair value of the Equity Commitment and Share Purchase Option, the fair value of stock options, the accrual for research and development expense and the recoverability of our net deferred tax assets and the related valuation allowance. The impact on accounting estimates and judgments on our financial condition and results of operations due to COVID-19 has introduced additional uncertainties. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances change. Actual results could differ materially from those estimates.

Restricted Cash

In connection with our entering into the lease agreement for our headquarters in Cambridge, MA, in July 2019, we were required to provide a security deposit in the form of a letter of credit. We have classified this amount as restricted cash within our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.

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
Assets or liabilities if they (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the company’s control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement)

Upon the consummation of the Business Combination Transaction, there were 4,983,314 public warrants and 166,333 private placement warrants (collectively, the warrants) outstanding. Each outstanding warrant of ARYA become one warrant to purchase one share of Cerevel Therapeutics Holdings, Inc. We determined that the 4,983,314 outstanding public warrants satisfied the criteria for classification as equity instruments at each reporting period. In certain circumstances, the identity of the holder may result in different settlement amounts, and therefore the private placement warrants are not considered indexed in our own stock in the manner contemplated by ASC Section 815-40-15. Accordingly, we classified the 166,333 private placement warrants as long-term liabilities within our condensed consolidated balance sheet. We did not recognize a liability in relation to the private placement warrants prior to March 31, 2021, as we previously determined that the fair value of these warrants were immaterial. We revalued the liability associated with the private placement warrants on a recurring basis each reporting period with changes in fair value of these warrants recognized as an adjustment to other income (expense), net in our condensed consolidated statements of operations and comprehensive loss through their cashless exercise and settlement in September 2021. No warrants remained outstanding as of September 30, 2021. Changes in the fair value of the private placement warrants resulted from changes to one or multiple inputs, including adjustments to the discount rate, expected volatility and dividend yield as well as changes in the fair value of our common stock and public warrants.

Fair Value Option for Funding Agreements

We elected to account for our funding agreements and related financial liabilities described in Note 5, Financing Liabilities, in accordance with the fair value option permitted under ASC 825-10, Financial Instruments. A liability associated with each of our funding agreements was initially recognized at their estimated fair value within our condensed consolidated balance sheets. We revalue these financial instruments on a recurring basis each reporting period with subsequent changes in fair value, excluding the impact of the change in fair value attributable to instrument-specific credit risk, separately presented as a component of other income (expense), net in our condensed consolidated statements of operations and comprehensive loss. The portion of the fair value adjustment attributed to a change in the instrument-specific credit risk is recognized and separately presented as a component of other comprehensive income.

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

Upfront, direct costs and fees related to the instruments for which we have elected the fair value option were recognized in general and administrative expense in earnings as incurred.

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

Emerging Growth Company Status

We are currently an “emerging growth company” (EGC), as defined in Section 2(a)(19) of the Securities Act of 1933 (the Securities Act), as modified by the Jumpstart Our Business Startups Act of 2012 (JOBS Act) and we may choose to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. We may take advantage of these exemptions until the company is no longer an EGC under Section 107 of the JOBS Act, which provides that an EGC can take advantage of the extended transition period afforded by the JOBS Act for complying with new or revised accounting standards. We have elected to avail of this extended transition period for complying with new or revised accounting standards and as a result of this election, our consolidated financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions until we no longer qualify as an EGC.

As of June 30, 2021, the last business day of our most recently completed second fiscal quarter, the market value of our common stock that was held by non-affiliates exceeded $700.0 million, and, as of December 31, 2021, we will have been public for more than one year and filed at least one annual report. As a result, we will lose our emerging growth company status and our smaller reporting company status as of the end of the current fiscal year ending December 31, 2021, and we will be subject to certain requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company, including the provisions of Section 404(b) of the Sarbanes-Oxley Act, which require that our independent registered public accounting firm provides an attestation report on the effectiveness of our internal control over financial reporting.

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

4. Pfizer License Agreement

In August 2018, we entered into a license agreement with Pfizer (the Pfizer License Agreement) pursuant to which we were granted an exclusive, sublicensable, worldwide license under certain Pfizer patent rights, and a non-exclusive, sublicensable, worldwide license under certain Pfizer know-how to develop, manufacture and commercialize certain compounds and products, which currently constitute substantially all of our asset portfolio, in the field of treatment, prevention, diagnosis, control and maintenance of all diseases and disorders in humans, subject to the terms and conditions of the Pfizer License Agreement.

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

For additional information related to our Pfizer License Agreement, please read Note 6, Pfizer License Agreement, to our audited consolidated financial statements included in our Annual Report.

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

As of September 30, 2021, the estimated fair value of the financing liability related to potential amounts payable to Bain under the Bain Funding Agreement, which is reflected within our condensed consolidated balance sheet as financing liability, related party, totaled $19.3 million. As of September 30, 2021, the estimated fair value of the financing liability related to potential amounts payable to NovaQuest under the NovaQuest Funding Agreement, which is reflected within our condensed consolidated balance sheet as financing liability, totaled $19.3 million.

During the three months ended September 30, 2021, losses of $2.9 million and $2.9 million, respectively, were recognized as a charge to other income (expense), net within our condensed consolidated statements of operations and comprehensive loss, reflecting the change in fair value of the financing liabilities associated with the Bain and NovaQuest Funding Agreements. Losses of $3.4 million and $3.4 million, respectively, were recognized as a charge to other income (expense), net within our condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2021. We recognized unrealized losses of $0.5 million and $0.5 million, respectively, within other comprehensive income related to the change in fair value attributable to instrument-specific credit risk on the total financing liabilities for the three and nine months ended September 30, 2021. Changes in fair value attributable to instrument-specific credit risk were derived by benchmarking against the prior period credit spread to isolate the impact directly associated with the change in the credit spread utilized between periods. In addition, we recognized a charge to general and administrative expense of $0.6 million in the second quarter of 2021 for direct costs and fees incurred related to the Funding Agreements that cannot be deferred as a result of our election to apply the fair value option to the agreements.

For additional information related to our election to apply Fair Value Option to account for our Funding Agreements, please read Note 6, Fair Value Measurements.

6. Fair Value Measurements

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis and indicates the level of fair value hierarchy utilized to determine such fair values:

As of September 30, 2021 (In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents—money market funds	$669,676	$—	$—	$669,676
Restricted cash—money market funds	4,200	—	—	4,200
Total Assets	$673,876	$—	$—	$673,876
Liabilities:
Private placement warrants	$—	$—	$—	$—
Financing liability, related party	—	—	19,306	19,306
Financing liability	—	—	19,306	19,306
Total Liabilities	$—	$—	$38,612	$38,612

As of December 31, 2020 (In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents—money market funds	$383,623	$—	$—	$383,623
Restricted cash—money market funds	4,200	—	—	4,200
Total Assets	$387,823	$—	$—	$387,823
Liabilities:
Private placement warrants	$—	$—	$—	$—
Total Liabilities	$—	$—	$—	$—

There have been no impairments of our assets measured and carried at fair value during the nine months ended September 30, 2021. In addition, there were no changes to previously recognized financial assets and liabilities in valuation techniques, inputs utilized or transfers between fair measurement levels in the periods presented. Upon execution of the Funding Agreements, we determined that the agreements qualified for election under the fair value option and have initially measured the financial instruments at their issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date utilizing the valuation technique and inputs described below.

The carrying amounts reflected in our condensed consolidated balance sheets for our cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term nature of these assets and liabilities.

As of September 30, 2021, our financing liabilities represent our only Level 3 assets and liabilities carried at fair market value. The fair value measurement of the financing liabilities are sensitive to changes in the unobservable inputs used to value the financial instrument. Changes in the inputs could result in changes to the fair value of each financial instrument.

As of September 30, 2021, the financing liability, related party and financing liability totaled $19.3 million and $19.3 million, respectively. We determined their respective estimated fair values using a Monte Carlo simulation model under the income approach determined by using probability assessments of the expected future cash receipts and expected future cash payments and a discount rate of approximately 10.0%. The probability assessments of the expected future cash receipts and expected future payments and the timing of expected future repayments are based on significant inputs that are not observable in the market and are subject to remeasurement at each reporting date.

The following table provides a roll forward of the liability associated with our financing liabilities:

Financial Liabilities (In thousands)	Amount
Liability, April 12, 2021	$(31,249)
Change in fair value recognized in other income (expense), net	(992)
Liability, June 30, 2021	(32,241)
Change in fair value recognized in other income (expense), net	(5,838)
Change in fair value attributable to instrument-specific credit risk recognized in other comprehensive income	(533)
Liability, September 30, 2021	$(38,612)

For additional information related to the fair value of our financing liability and financing liability, related party, please read Note 5, Financing Liabilities.

We reclassified the fair value of the 166,333 private placement warrants from equity to other long-term liabilities as of March 31, 2021, and revalued the liability associated with the private placement warrants each reporting period through their cashless exercise and settlement in exchange for the issuance of 111,426 shares of our common stock in September 2021. No warrants remained outstanding as of September 30, 2021.

The following table provides a roll forward of the liability associated with the private placement warrants:

Private Placement Warrants (In thousands)	Amount
Liability, December 31, 2020	$—
Reclassification from equity	(305)
Change in fair value recognized in other income (expense), net	(424)
Liability, March 31, 2021	(729)
Change in fair value recognized in other income (expense), net	(1,746)
Liability, June 30, 2021	(2,475)
Change in fair value recognized in other income (expense), net	(1,711)
Exercise of Warrants	4,186
Liability, September 30, 2021	$—

For additional information related to the fair value of the private placement warrants, please read Note 3, Summary of Significant Accounting Policies and Note 8, Stockholders' Equity.

7. Financial Statement Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
(In thousands)	September 30, 2021	December 31, 2020
Prepaid clinical trial services	$2,093	$172
Prepaid research and development expenses	1,134	1,650
Prepaid insurance	443	3,675
Other prepaid expenses	1,587	1,280
Other current assets	96	160
Prepaid expenses and other current assets	$5,353	$6,937

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
(In thousands)	September 30, 2021	December 31, 2020
Computer equipment	$927	$96
Furniture and fixtures	322	322
Laboratory equipment	3,922	101
Leasehold improvements	23,248	—
Construction in progress	1,531	23,728
Less: Accumulated depreciation	(1,546)	(82)
Property and equipment, net	$28,404	$24,165

In the second quarter of 2021, we completed the build-out and took occupancy of our headquarters in Cambridge, Massachusetts, placed assets ready-for-use in service and began depreciating the related assets over their respective useful lives.

Other Long-Term Assets

Other long-term assets consisted of the following:

	As of
(In thousands)	September 30, 2021	December 31, 2020
Other prepaid expenses, net of current portion	1,781	1,389
Other	490	500
Other long-term assets	$2,271	$1,889

As of September 30, 2021 and December 31, 2020, other prepaid expenses, net of current portion, primarily consists of deposits paid under certain clinical research organization (CRO) agreements that will be held until the completion of the related clinical trials that are anticipated to end more than twelve months from the balance sheet date.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
(In thousands)	September 30, 2021	December 31, 2020
External research and development services	$12,643	$8,893
Accrued compensation and personnel costs	8,076	9,489
Accrued property and equipment	402	2,618
Accrued deferred expenses associated with financing activities	—	96
Professional fees and consulting services	1,472	1,150
Other	427	273
Accrued expenses and other current liabilities	$23,020	$22,519

Other Income (Expense), net

Other income (expense), net consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Loss on fair value remeasurement of Equity Commitment	$—	$(4,650)	$—	$(11,300)
Loss on fair value remeasurement of Share Purchase Option	—	(30)	—	(670)
Loss on fair value remeasurement of financing liability, related party	(2,919)	—	(3,415)	—
Loss on fair value remeasurement of financing liability	(2,919)	—	(3,415)	—
Loss on fair value remeasurement of private placement warrants	(1,711)	—	(3,881)	—
Other, net	4	(4)	2	(6)
Other income (expense), net	$(7,545)	$(4,684)	$(10,709)	$(11,976)

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

For additional information related to the Equity Commitment and Share Purchase Option and their related valuation, please read Note 7, Equity Commitment and Share Purchase Option, to our audited consolidated financial statements included in our Annual Report.

8. Stockholders’ Equity

The condensed consolidated statement of stockholders’ equity has been retroactively adjusted for all periods presented to reflect the Business Combination and reverse recapitalization as discussed in Note 3, Summary of Significant Accounting Policies.

Preferred Stock

Upon closing of the Business Combination Transaction, pursuant to the terms of our Certificate of Incorporation, we authorized 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Our board of directors has the authority, without further action by our stockholders, to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock as of September 30, 2021 and December 31, 2020.

Common Stock

Pursuant to the terms of our Certificate of Incorporation, we authorized 500,000,000 shares of common stock with a par value of $0.0001 per share. There were 147,135,968 and 127,123,954 shares of common stock issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.

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

Warrants

Upon the consummation of the Business Combination Transaction, there were 4,983,314 public warrants and 166,333 private placement warrants (collectively, the warrants) outstanding. Each outstanding warrant of ARYA become one warrant to purchase one share of Cerevel Therapeutics Holdings, Inc. Pursuant to the agreement, no fractional warrants were issued upon separation of the units and only whole warrants will trade. If a holder would be entitled to receive a fractional warrant, we rounded down to the nearest whole number of warrants to be issued to the warrant holder. None of the terms of the warrants were modified as a result of the Business Combination Transaction. The warrants became exercisable beginning on June 9, 2021.

Public Warrants

We determined that the 4,983,314 public warrants outstanding satisfied the criteria for classification as equity instruments in our condensed consolidated balance sheets.

On July 30, 2021, we announced the redemption of all of the outstanding public warrants with a redemption date of August 30, 2021 (the Redemption Date). Any public warrants that remained outstanding as of the Redemption Date became void and no longer exercisable and the holders of such public warrants became entitled to receive the redemption price of $0.01 per public warrant. At any time prior to the Redemption Date, the public warrants were able to be exercised by the holders to purchase shares of our common stock at the exercise price of $11.50 per share. An aggregate of 4,822,947 public warrants were exercised prior to the Redemption Date for an equal number of shares of our common stock, resulting in gross proceeds to us of approximately $55.5 million. The 160,367 public warrants that remained unexercised following the Redemption Date were redeemed for $0.01 per public warrant. No public warrants remained outstanding as of September 30, 2021.

Private Placement Warrants

We reclassified the fair value of the 166,333 outstanding private placement warrants from equity to other long-term liabilities in our condensed consolidated balance sheet as of March 31, 2021, and revalued the liability associated with the private placement warrants each reporting period through their cashless exercise and settlement in exchange for the issuance of 111,426 shares of our common stock in September 2021. The fair value of the private placement warrants as of March 31, 2021, totaled approximately $0.7 million. Upon establishment of this liability, we classified approximately $0.3 million from additional paid-in capital and recognized a charge of approximately $0.4 million to other income (expense), net, reflecting the net change in fair value of these warrants between October 27, 2020 and March 31, 2021. We did not recognize a liability in relation to the private placement warrants prior to March 31, 2021, as we previously determined that the fair value of these warrants were immaterial.

For the three and nine months ended September 30, 2021, we recognized net losses of $1.7 million and $3.9 million, respectively, as a component of other income (expense), net, related to the changes in fair value of the private placement warrants. The changes in the fair value of this liability were primary due to changes in the fair value of the underlying common stock. No private placement warrants remained outstanding as of September 30, 2021.

9. Equity-Based Compensation

Equity-based Compensation Expense

The following table summarizes equity-based compensation expense included in our condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In thousands	2021	2020	2021	2020
Research and development	$2,493	$1,059	$6,412	$2,883
General and administrative	3,641	2,413	11,043	6,981
Total equity-based compensation expense included in total operating expense	$6,134	$3,472	$17,455	$9,864

The following table summarizes equity-based compensation expense by award type included in our condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In thousands	2021	2020	2021	2020
Stock options	$6,006	$3,450	$17,069	$9,800
Restricted stock units	22	22	65	64
Employee stock purchase plan	106	—	321	—
Total equity-based compensation expense included in total operating expense	$6,134	$3,472	$17,455	$9,864

Stock Options

The following table summarizes our stock option activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	12,464,668	$6.37	8.57	$127,301
Granted	6,462,384	$13.86
Exercised	(994,242)	$5.92
Forfeited	(1,656,089)	$8.92
Outstanding at September 30, 2021	16,276,721	$9.11	8.16	$332,293
Options exercisable as of September 30, 2021	5,648,967	$5.55	6.90	$135,286

The aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of in-the-money options. Our closing stock price as reported on Nasdaq as of September 30, 2021, was $29.50.

As of September 30, 2021, total unrecognized equity-based compensation expense relating to stock options was $66.6 million. This amount is expected to be recognized over a weighted average period of 3.2 years.

Stock options granted during the nine months ended September 30, 2021, include awards granted in conjunction with our annual awards made in February 2021.

The weighted-average assumptions that we used to determine the fair value of stock options granted to employees and directors are summarized as follows:

	For the Nine Months Ended September 30,
	2021	2020
Risk free interest rate	0.77%	0.94%
Expected term (in years)	6.04	5.99
Expected volatility	94.0%	102%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$10.49	$4.93

10. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share amounts and per share data)	2021	2020	2021	2020
Numerator:
Net loss	$(62,059)	$(39,040)	$(166,279)	$(118,965)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	144,022,109	63,270,340	132,971,450	61,726,114
Net loss per share, basic and diluted	$(0.43)	$(0.62)	$(1.25)	$(1.93)

Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of all potential dilutive securities would have been anti-dilutive. The shares in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of
	September 30, 2021	September 30, 2020
Stock options outstanding	16,276,721	16,091,530
Restricted stock units outstanding	28,540	71,350
ESPP shares issuable	27,235	—
Shares to be issued upon settlement of remaining Equity Commitment	—	42,794,046
Shares to be issued upon exercise of Share Purchase Option	—	28,540,304
Total	16,332,496	87,497,230

11. Income Taxes

For the three and nine months ended September 30, 2021 and 2020, we did not record income tax benefits for net operating losses incurred or for the research and development tax credits generated in each period due to the uncertainty of realizing a benefit from those items. The benefit recognized for the three and nine months ended months ended September 30, 2020, was related to the changes in our valuation allowance. Our tax provision and the resulting effective tax rate for interim periods is determined based upon our estimated annual effective tax rate, adjusted for the effect of discrete items arising during the interim quarterly period. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarterly period, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarterly period, we update our estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter.

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We have considered our history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of September 30, 2021 and December 31, 2020, we have recorded a full valuation allowance against our net deferred tax assets.

12. Legal Proceedings

We, from time to time, may be subject to various legal proceedings and claims that may arise in the ordinary course of business. We were not subject to any material legal proceedings as of September 30, 2021, and, to the best of our knowledge, no material legal proceedings are currently pending or threatened.

13. Commitments and Contingencies

As of September 30, 2021, we have several ongoing clinical studies in various clinical trial stages. Our most significant contracts relate to agreements with CROs for clinical trials and preclinical studies and contract manufacturing organizations (CMOs) for the manufacturing of drug substance, which we enter into in the normal course of business. The contracts with CROs and CMOs are generally cancellable, with notice, at our option.

Guarantees and Indemnification Obligations

We enter into standard indemnification obligations in the ordinary course of business. Pursuant to these obligations, we indemnify and agree to reimburse the indemnified party for certain losses and costs incurred by the indemnified party. The term of these indemnification obligations is generally perpetual after execution of the agreement. In addition, we have entered into indemnification obligations with members of our board of directors and our executive officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. To date, we have not incurred any losses or any material costs related to these indemnification obligations and no claims with respect thereto were outstanding. We do not believe that the outcome of any claims under indemnification arrangements will have a material effect on our financial position, results of operations and cash flows, and we have not accrued any liabilities related to such obligations in our condensed consolidated financial statements as of September 30, 2021 and December 31, 2020.

14. Related Parties

As of September 30, 2021 and December 31, 2020, Pfizer held 27,349,211 shares of our common stock and had nominated two members to our board of directors. For additional information related to our license agreement with Pfizer, please read Note 4, Pfizer License Agreement, to these condensed consolidated financial statements.

As of September 30, 2021 and December 31, 2020, Bain Investor held 60,632,356 shares of our common stock and had nominated four members to our board of directors.

Funding Agreement

On April 12, 2021, we entered into a funding agreement with Bain, pursuant to which Bain will provide up to $62.5 million in funding to support our development of tavapadon for the treatment of Parkinson’s disease over four years of which approximately $15.5 million (25% of the Bain Funding Commitment, net of $0.1 million of fees incurred by Bain) was received in April 2021. For additional information related to our funding agreement with Bain, please read Note 5, Financing Liabilities.

Management Agreement

Following the closing of the Business Combination, we entered into a new management agreement with Bain Capital Private Equity, LP and Bain Capital Life Sciences, LP providing for the expense reimbursement and indemnification of such entities.

15. Subsequent Events

We have completed an evaluation of all subsequent events after the unaudited balance sheet date of September 30, 2021, through November 10, 2021, the issuance date of these financial statements, to ensure that these condensed consolidated financial statements include appropriate disclosure of material events both recognized in the condensed consolidated financial statements as of September 30, 2021, and material events which occurred subsequently but were not recognized in the condensed consolidated financial statements. We have concluded that there were no such events through November 10, 2021.

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

Overview

Introduction

We are a clinical-stage biopharmaceutical company pursuing a targeted approach to neuroscience that combines a deep understanding of disease-related biology and neurocircuitry of the brain with advanced chemistry and central nervous system, or CNS, target receptor selective pharmacology to discover and design new therapies. We seek to transform the lives of patients through the development of new therapies for neuroscience diseases, including schizophrenia, epilepsy and Parkinson’s disease. Our “ready-made” pipeline of 11 small molecule programs, which includes six clinical-stage product candidates, was developed through over a decade of research and investment by Pfizer Inc., or Pfizer, and was supported by an initial capital commitment from an affiliate of Bain Capital and a keystone equity position from Pfizer. We are advancing our extensive and diverse pipeline with numerous clinical trials underway, including three Phase 3 trials and an open-label safety extension trial for tavapadon in Parkinson's as well as a Phase 2 trial in focal epilepsy and a Phase 1 trial in acute anxiety for darigabat. In addition, in June 2021, we announced positive topline results for CVL-231 in our Phase 1b trial in schizophrenia and plan to advance CVL-231 with a comprehensive Phase 2 development program. See “—Our Pipeline” below. We have built a highly experienced team of senior leaders and neuroscience drug developers who combine a nimble, results-driven biotech mindset with the proven expertise of large pharmaceutical company experience and capabilities in drug discovery and development.

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

Our Pipeline

The following table summarizes our current portfolio of product candidates. This table does not include multiple additional preclinical programs with disease-modifying potential that have not yet been disclosed.

Compound	Disease Area	Discovery	Pre-clinical	Phase 1	Phase 2	Phase 3	Upcoming Milestone	Mechanism
CVL-231	Schizophrenia						Ph. 2 Data	**M4 PAM**
Darigabat	Epilepsy						Ph. 2 Data 2H 2022	**$GABA_A$ α2/3/5 PAM**
Darigabat	Anxiety						Ph. 1 Data 1Q 2022	
Tavapadon	Early Parkinson's						Ph. 3 Data 2H 2023	**D1/D5 Strong Partial Agonist**
Tavapadon (adjunct with L-Dopa)	Late Parkinson's						Ph. 3 Data 1H 2023	
CVL-871	Dementia-related Apathy	*Fast Track Designation*					Ph. 2a Data 2H 2022	**D1/D5 Partial Agonist**
CVL-936	Substance Use Disorder						Under Evaluation	**D3 Preferring Antagonist**
CVL-354	MDD / SUD						Ph. 1 Data	**KOR Antagonist**
CVL-047	MDD / Schizophrenia						IND Submission	**PDE4**
Lead Optimization	Schizophrenia						Candidate Selection	**M4 Agonist**
Lead Optimization	Parkinson's						Candidate Selection	**LRRK2**

Below are our most advanced product candidates:

1.
CVL-231 is a positive allosteric modulator, or PAM, that selectively targets the muscarinic acetylcholine 4 receptor subtype, or M4. We conducted a Phase 1b trial of CVL-231 in schizophrenia, consisting of Part A, a multiple ascending dose, or MAD, study and Part B, a pharmacodynamic, or PD, assessment. In June 2021, we announced positive topline results for the Phase 1b trial. Both doses of CVL-231 demonstrated a clinically meaningful and statistically significant improvement in PANSS total score at six weeks and were generally well-tolerated compared with placebo. We plan to advance CVL-231 with a comprehensive Phase 2 development program for schizophrenia and to evaluate the potential of this mechanism in other populations, including dementia-related psychosis.
2.
Darigabat (formerly known as CVL-865) is a PAM that selectively targets the alpha-2/3/5 subunits of the GABAA receptor. In the second half of 2020, we initiated a Phase 2 proof-of-concept trial, known as REALIZE, in patients with drug-resistant focal onset seizures in epilepsy, or focal epilepsy. Data are expected in the second half of 2022 for the Phase 2 focal epilepsy trial. We are also conducting a Phase 1 proof-of-principle trial of darigabat in acute anxiety. Data for the acute anxiety trial are expected by the end of the first quarter of 2022.
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

4.
CVL-871 is a selective dopamine D1/D5 partial agonist specifically designed to achieve a modest level of partial agonism, which we believe may be useful in modulating the complex neural networks that govern cognition, motivation and apathy behaviors in neurodegenerative diseases. In the second quarter of 2021, the U.S. Food and Drug Administration, or the FDA, granted Fast Track Designation for CVL-871 for the treatment of dementia-related apathy. We are conducting a Phase 2a exploratory trial in dementia-related apathy, with data expected in the second half of 2022.
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

We believe that all of our most advanced product candidates have target product profiles that may enable them to become backbone therapies in their respective lead indications, either replacing standards of care as monotherapies or enhancing treatment regimens as adjunct to existing therapies. Results from the clinical trials mentioned above will guide the potential development of our product candidates in additional indications with similar neurocircuitry deficits.

We plan to advance the development of the remainder of our broad portfolio across multiple neuroscience indications, including CVL-354, our selective kappa opioid receptor antagonist, which we refer to as KORA, that we are developing in major depressive disorder, or MDD, and SUD. We are conducting a Phase 1 SAD and MAD trial of CVL-354 in healthy volunteers. We are also developing CVL-047, our selective PDE4 inhibitor that spares the PDE4D subtype, for the treatment of MDD and schizophrenia. We are also deploying the latest technologies, such as artificial intelligence and DNA-encoded chemical libraries, to efficiently identify new therapeutic molecules, including those with disease-modifying potential. We believe that our targeted approach to neuroscience will enable us to create a leading drug discovery and development platform to transform the lives of patients living with neuroscience diseases.

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

Risks and Liquidity

Product development is very expensive and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. We will not generate revenue from product sales unless and until we successfully complete clinical development, are able to obtain regulatory approval for and successfully commercialize the product candidates we are developing or may develop. We currently do not have any product candidates approved for commercial sale. In addition, we operate in an environment of rapid change in technology. We are also dependent upon the services of our employees, consultants, third-party clinical research organizations, or CROs, contract manufacturing organizations, or CMOs, and other third-party organizations.

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

We have incurred significant operating losses since our inception and, as of September 30, 2021, we had an accumulated deficit of $557.2 million and had not yet generated revenues. We believe that our available cash resources as of September 30, 2021, of $669.7 million, will enable us to fund our operating expense and capital expenditure requirements through at least twelve months from the issuance date of the unaudited condensed consolidated financial statements included in this Quarterly Report.

We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•
advance our clinical-stage product candidates through clinical development, including as we advance these candidates into later-stage clinical trials;
•
experience an increase in headcount and associated costs as we expand our research and development and establish a commercial infrastructure;
•
advance our preclinical stage product candidates into clinical development;
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
•
make milestone, royalty or other payments due under the Funding Agreements and any future financing agreements or other agreements with third parties;
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

For additional information related to our operations, please read Note 1, Nature of Operations, to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, or our Annual Report. For additional information related to the Business Combination Transaction, please read Note 3, Business Combination, to our audited consolidated financial statements included in our Annual Report.

Follow-on Public Offering

On July 7, 2021, we completed a follow-on offering of our common stock pursuant to which we issued and sold 14,000,000 shares of our common stock at a price to the public of $25.00 per share. The aggregate net proceeds from this offering totaled approximately $328.3 million, after deducting underwriting discounts and commissions of $21.0 million and offering expenses of approximately $0.7 million.

Pfizer License Agreement

In August 2018 we entered into a license agreement with Pfizer, or the Pfizer License Agreement, pursuant to which we were granted an exclusive, sublicensable, worldwide license under certain Pfizer patent rights, and a non-exclusive, sublicensable, worldwide license under certain Pfizer know-how to develop, manufacture and commercialize certain compounds and products, which currently constitute substantially all of our asset portfolio, in the field of treatment, prevention, diagnosis, control and maintenance of all diseases and disorders in humans, subject to the terms and conditions of the Pfizer License Agreement.

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

For additional information related to our Pfizer License Agreement, please read Note 6, Pfizer License Agreement, to our audited consolidated financial statements included in our Annual Report.

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

For additional information related to our funding agreements, please read Note 5, Financing Liabilities, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Impact of the Ongoing COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The ongoing COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures.

We are closely monitoring the impact of the ongoing COVID-19 pandemic on all aspects of our business, including how it has impacted and may continue to impact our operations and the operations of our suppliers, vendors and business partners. We have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address this pandemic; however, the spread of COVID-19 has caused us to modify our business practices, including implementing a temporary work-from-home policy for all employees who are able to perform their duties remotely and temporarily restricting all non-essential travel and discouraging employee attendance at non-essential industry events and in-person work-related meetings. We expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners in light of COVID-19.

More specifically, the onset of the COVID-19 pandemic caused brief pauses in patient screening and enrollment in our Phase 3 trials of tavapadon for the treatment of Parkinson’s (which we subsequently resumed in the second half of 2020), and we remain particularly vigilant about patient safety given the elderly nature of this population. In addition, our Phase 1 trial of darigabat in acute anxiety is being conducted at the Centre for Human Drug Research, a single specialized site in the Netherlands. In July 2021, Dutch government authorities reimposed restrictions due to the ongoing COVID-19 pandemic. As a result of delays in patient enrollment caused by this COVID-19 guidance, data for the acute anxiety trial are now expected by the end of the first quarter of 2022.

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
•
expenses incurred in connection with the preclinical and clinical development of our product candidates, including costs incurred under agreements with CROs, investigative clinical trial sites and consultants and other third-party organizations that conduct research and development activities on our behalf;
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

We expect that our general and administrative expenses will increase both in the near-term and beyond as we continue to build general corporate infrastructure to support organization.

Interest Income, Net

Interest income, net primarily consists of interest earned on our cash, cash equivalents and restricted cash.

Other Income (Expense), Net

Other income (expense), net primarily consists of gains (losses) on the fair value remeasurement of our financing liabilities and gains (losses) on the fair value remeasurement of the private placement warrants until their cashless exercise and settlement in September 2021. Other income (expense) also reflected gains (losses) on the fair value remeasurement of the Equity Commitment and Share Purchase Option prior to their termination upon completion of the Business Combination Transaction in October 2020 as well as amounts for other miscellaneous income and expense unrelated to our core operations.

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

The private placement warrants were determined to be free-standing financial instruments that were reclassified from equity to other long-term liabilities on March 31, 2021. We revalued the private placement warrants each reporting period through their final cashless exercise and settlement in September 2021, with increases or decreases in the fair value of these warrants recognized as an adjustment to other income (expense), net in our consolidated statements of operations and comprehensive loss. Changes in the fair value of the private placement warrants resulted from changes to one or multiple inputs, including adjustments to the discount rate, expected volatility and dividend yield as well as changes in the fair value of our common stock and public warrants.

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

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or our tax returns. Deferred tax assets and liabilities are determined based on difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2021, we continue to maintain a full valuation allowance against all of our deferred tax assets based on our evaluation of all available evidence.

We file income tax returns in the U.S. federal tax jurisdiction and state jurisdictions and may become subject to income tax audit and adjustments by related tax authorities. Our initial tax return period for U.S. federal income taxes was the 2018 period. We currently remain open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the 2020, 2019 and 2018 tax years. We record reserves for potential tax payments to various tax authorities related to uncertain tax positions. The nature of uncertain tax positions is subject to significant judgment by management and subject to change, which may be substantial. These reserves are based on a determination of whether and how much a tax benefit taken by us in our tax filings or positions is more likely than not to be realized following the resolution of any potential contingencies related to the tax benefit. We develop our assessment of uncertain tax positions, and the associated cumulative probabilities, using internal expertise and assistance from third-party experts. As additional information becomes available, estimates are revised and refined. Differences between estimates and final settlement may occur resulting in additional tax expense. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of our income tax benefit (provision), net. To date, no amounts are being presented as an uncertain tax position.

Results of Operations

The following table summarizes our results of operations:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Operating expenses:
Research and development	$40,159	$24,026	67%	$114,014	$73,168	56%
General and administrative	14,368	10,336	39%	41,594	34,052	22%
Total operating expenses	54,527	34,362	59%	155,608	107,220	45%
Loss from operations	(54,527)	(34,362)	59%	(155,608)	(107,220)	45%
Interest income, net	13	1	1,200%	38	210	(82)%
Other income (expense), net	(7,545)	(4,684)	61%	(10,709)	(11,976)	(11)%
Loss before income taxes	(62,059)	(39,045)	59%	(166,279)	(118,986)	40%
Income tax benefit (provision), net	—	5	(100)%	—	21	(100)%
Net loss	$(62,059)	$(39,040)	59%	$(166,279)	$(118,965)	40%

Research and Development

The following table summarizes the components of research and development expense:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Tavapadon	$13,792	$7,603	81%	$37,013	$22,376	65%
CVL-231	1,494	3,030	(51)%	12,701	9,925	28%
Darigabat	4,139	2,553	62%	14,139	7,653	85%
CVL-871	1,385	201	589%	3,838	689	457%
CVL-936	687	439	56%	1,005	2,110	(52)%
Other research and development programs	3,038	1,529	99%	7,769	4,616	68%
Unallocated	4,358	1,577	176%	8,624	6,056	42%
Personnel costs	8,773	6,035	45%	22,513	16,860	34%
Equity-based compensation	2,493	1,059	135%	6,412	2,883	122%
Total research and development	$40,159	$24,026	67%	$114,014	$73,168	56%

For the three and nine months ended September 30, 2021, compared to the same periods in 2020, the increases in research and development expense were primarily due to the continued advancement of our tavapadon, darigabat and CVL-871 programs as well as increased investment in our preclinical and discovery research efforts. Decreased costs associated with CVL-231 reflect the completion of the Phase 1b clinical trial in June 2021. The increases in research and development expense for the comparative periods also reflect higher personnel costs, including equity-based compensation, as we continue to develop our organizational infrastructure to advance our pipeline. The increase for the nine month comparative periods was partially offset by a reduction in costs for the development of CVL-936 as we concluded dosing of Cohort 1 of the Phase 1 SAD trial in the first quarter of 2020 after receiving sufficient clinical data for the intended purposes for this trial.

General and Administrative

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In thousands)	2021	2020	Change	2021	2020	Change
General and administrative	$14,368	$10,336	39%	$41,594	$34,052	22%

For the three and nine months ended September 30, 2021, compared to the same periods in 2020, the increases in general and administrative expense were primarily due to increased public company costs and higher personnel costs, including equity-based compensation as we continued to grow our organization. General and administrative expense for the nine months ended September 30, 2021, also includes a $2.5 million net charge associated with the departure of certain executives. The increase for the nine month comparative periods was partially offset by the write-off of approximately $2.5 million of deferred financing costs in June 2020 upon signing of the term sheet for the Business Combination Transaction and a reduction in outsourced labor.

Interest Income, Net

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Interest income, net	$13	$1	1200%	$38	$210	(82)%

Interest income, net primarily consists of interest earned on our cash, cash equivalents and restricted cash. The changes in the three and nine months ended September 30, 2021, compared to the same period in 2020 are driven by changes in our cash balances and market interest rates.

Other Income (Expense), Net

The following table summarizes other income (expense), net:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Loss on fair value remeasurement of Equity Commitment	$—	$(4,650)	(100)%	$—	$(11,300)	(100)%
Loss on fair value remeasurement of Share Purchase Option	—	(30)	(100)%	—	(670)	(100)%
Loss on fair value remeasurement of financing liability, related party	(2,919)	—	**	(3,415)	—	**
Loss on fair value remeasurement of financing liability	(2,919)	—	**	(3,415)	—	**
Loss on fair value remeasurement of private placement warrants	(1,711)	—	**	(3,881)	—	**
Other, net	4	(4)	(200)%	2	(6)	(133)%
Other income (expense), net	$(7,545)	$(4,684)	61%	$(10,709)	$(11,976)	(11)%

** – Not meaningful

For the three and nine months ended September 30, 2021, other income (expense), net primarily reflects net losses recognized on fair value remeasurement of our financing liabilities and private placement warrants. The changes in fair value remeasurement of our financing liabilities were primarily due to changes in our discount rate and the passage of time. Changes in fair value remeasurement of the private placement warrants were primarily due to changes in the fair values of our common stock and public warrants, as well as changes in the volatility implied by the market price of our public warrants through their cashless exercise and settlement in September 2021.

For additional information related to the fair value of our financing liabilities, please read Note 5, Financing Liabilities, and Note 6, Fair Value Measurements, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. For additional information related to the fair value of the private placement warrants, please read Note 6, Fair Value Measurements, and Note 8, Stockholders’ Equity, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

For the three and nine months ended September 30, 2020, other income (expense), net primarily reflects the net changes in fair value remeasurement of the Equity Commitment and Share Purchase Option resulting from changes in the timing of the anticipated future funding required in settlement of the Equity Commitment and Share Purchase Option, as well as increases in the fair value of our preferred and common stock expected to be exchanged for that additional funding. The Equity Commitment and Share Purchase Option were free-standing financial instruments that were recorded at fair value on the Formation Transaction Date. We revalued these financial instruments each reporting period until their termination upon the completion of our Business Combination Transaction in 2020. For additional information related to our Equity Commitment and Share Purchase Option, please read Note 7, Equity Commitment and Share Purchase Option, to our audited consolidated financial statements included in our Annual Report.

Liquidity and Capital Resources

Sources of Liquidity and Capital

We have incurred significant operating losses since our inception, and we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses totaled $166.3 million and $119.0 million for the nine months ended September 30, 2021 and 2020, respectively, and as of September 30, 2021, we had an accumulated deficit of $557.2 million. We have not yet generated revenues.

Our cash and cash equivalents totaled $669.7 million as of September 30, 2021. Until required for use in our business, we typically invest our cash reserves in bank deposits, certificates of deposit, money market funds, commercial paper, corporate notes, U.S. government instruments and other interest-bearing marketable debt instruments in accordance with our investment policy. It is our policy to mitigate credit risk in our cash reserves and marketable securities by maintaining a well-diversified portfolio that limits the amount of exposure as to institution, maturity, and investment type.

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

On July 7, 2021, we completed a follow-on public offering of our common stock pursuant to which we issued and sold 14,000,000 shares of our common stock at a price to the public of $25.00 per share. The aggregate net proceeds from this offering totaled approximately $328.3 million, after deducting underwriting discounts and commissions of $21.0 million and offering expenses of approximately $0.7 million.

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

Warrants

Upon the consummation of the Business Combination Transaction, there were 4,983,314 public warrants and 166,333 private placement warrants (collectively, the warrants) outstanding. Each outstanding warrant of ARYA become one warrant to purchase one share of Cerevel Therapeutics Holdings, Inc. The warrants became exercisable beginning on June 9, 2021. Each whole warrant entitles the holder to purchase one share of our common stock at an exercise price of $11.50 per share.

On July 30, 2021, we announced the redemption of all of our outstanding public warrants with a redemption date of August 30, 2021, or the Redemption Date. Any public warrants that remained outstanding as of the Redemption Date became void and no longer exercisable and the holders of such public warrants became entitled to receive the redemption price of $0.01 per public warrant. At any time prior to the Redemption Date, the public warrants were able to be exercised by the holders to purchase shares of our common stock at the exercise price of $11.50 per share. An aggregate of 4,822,947 public warrants were exercised prior to the Redemption Date for an equal number of shares of our common stock resulting in gross proceeds of approximately $55.5 million. The 160,367 public warrants that remained unexercised following the Redemption Date were redeemed for the Redemption Price of $0.01 per public warrant. No public warrants remained outstanding as of September 30, 2021.

In September 2021, the 166,333 private placement warrants were cashless exercised and settled in exchange for the issuance of 111,426 shares of our common stock. No private placement warrants remained outstanding as of September 30, 2021.

Working Capital

The following table summarizes our total working capital, defined as current assets less current liabilities:

	As of
(In thousands)	September 30, 2021	December 31, 2020	Change
Current assets	$675,029	$390,560	73%
Current liabilities	(30,800)	(29,548)	4%
Total working capital	$644,229	$361,012	78%

The change in working capital at September 30, 2021 from December 31, 2020, reflects a net increase in total current assets of $284.5 million, partially offset by a net increase in total current liabilities of $1.3 million.

The net increase in total current assets was primarily driven by a net increase in our cash and cash equivalents primarily consisting of $328.3 million of net proceeds received from our follow-on offering, $55.5 million of net proceeds received from exercises of public warrants, $31.1 million of net proceeds received under the Funding Agreements and $6.3 million of proceeds received from the exercise of stock options and purchases of stock under our employee stock purchase plan, or ESPP, partially offset by $125.8 million of net cash flows used in operating activities and $9.4 million of net cash flows used for the purchase of property and equipment.

The net increase in current liabilities was primarily driven by increases in accruals related to external research and development services, partially offset by a decrease in accruals related to employee compensation and personnel costs and accruals for the purchase of property and equipment.

Cash Flows

The following table summarizes our cash flow activity:

	For the Nine Months Ended September 30,
(In thousands)	2021	2020	Change
Net cash flows used in operating activities	$(125,802)	$(76,099)	65%
Net cash flows used in investing activities	(9,431)	(11,341)	(17)%
Net cash flows provided by financing activities	421,286	20,766	**
Net increase (decrease) in cash, cash equivalents and restricted cash	$286,053	$(66,674)	(529)%

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

For the nine months ended September 30, 2021, cash used in operating activities primarily reflects our net loss for the period of $166.3 million, adjusted for net non-cash charges totaling $29.2 million and a net change of $11.3 million in our net operating assets and liabilities. Our non-cash charges primarily consisted of $17.5 million of equity-based compensation expense, $3.9 million related to the final fair value remeasurement of private placement warrants prior to their cashless exercise and settlement and $6.8 million related to the fair value remeasurement of our financing liabilities. The net change in our operating assets and liabilities was primarily due to an increase in operating lease liabilities resulting from landlord reimbursement for tenant improvements, an increase in accounts payable and accrued expenses related to operating activities and a decrease in prepaids and other current assets primarily resulting from the recognition of insurance premiums paid in advance.

For the nine months ended September 30, 2020, net cash used in operating activities primarily reflected our net loss for the period of $119.0 million, adjusted by non-cash charges totaling $25.1 million and a net change of $17.7 million in relation to our net operating assets and liabilities. Our non-cash charges primarily consisted of net losses totaling $12.0 million recognized related to the Equity Commitment and Share Purchase Option, $9.9 million of equity-based compensation expense, and the $2.5 million write-off of deferred costs related to our abandoned initial public offering. The net change in our operating assets and liabilities was primarily due to an increase in accrued expenses and other current liabilities, increase in operating lease liabilities resulting from landlord reimbursement for tenant improvements, and a decrease in prepaid expenses and other current assets.

Cash flows used in Investing Activities

For the nine months ended September 30, 2021, cash used in investing activities reflected $9.4 million used for purchases of property and equipment, primarily related to the build-out of our Cambridge, Massachusetts headquarters.

For the nine months ended September 30, 2020, cash used in investing activities reflected $11.3 million used for purchases of property and equipment, primarily related to the build-out of our Cambridge, Massachusetts headquarters.

Cash flows provided by Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities totaled $421.3 million, reflecting $328.3 million of net proceeds received from our follow-on offering, $55.5 million of net proceeds received from exercises of public warrants, $31.3 million of proceeds received under the Funding Agreements and $6.3 million of proceeds received from stock option exercises and purchases of stock under our ESPP.

For the nine months ended September 30, 2020, net cash provided by financing activities included $25.0 million of proceeds from the issuance of Series A-1 Preferred Stock and Series A Common Stock offset by $1.7 million used for deferred costs related to our abandoned initial public offering and other financing activities and $2.5 million used for deferred costs related to our business combination transaction with ARYA.

Contractual Obligations and Other Commitments

Our contractual obligations primarily consist of our obligations under non-cancellable operating leases, contracts and other purchase obligations. We did not have any debt obligations as of September 30, 2021 or December 31, 2020.

Our most significant contracts relate to agreements with CROs for clinical trials and preclinical studies, CMOs and other service providers for operating purposes, which we enter into in the normal course of business. These contracts are generally cancelable at any time by us following a certain period after notice and therefore, we believe that our non-cancelable obligations under these agreements are not material. In addition, we have obligations with respect to potential future royalties payable, contingent development, regulatory and commercial milestone payments and amounts related to uncertain tax positions. The timing and amount of such obligations are unknown or uncertain as of September 30, 2021. For additional information relating to potential royalties and milestone payments payable to Pfizer, see “Our Agreements with Licensors and Stockholders—Pfizer License Agreement” in our Annual Report.

We completed the build-out and took occupancy of our corporate headquarters in Cambridge, Massachusetts in the second quarter of 2021. As of September 30, 2021, we have no remaining obligations related to the original build-out of our corporate headquarters.

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

For additional information related to our funding agreements, please read Note 5, Financing Liabilities, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Contract Research and Manufacturing Organizations

As of September 30, 2021 and December 31, 2020, we recorded accrued expenses of approximately $10.6 million and $7.1 million, respectively, in our consolidated balance sheets for expenditures incurred by CROs and CMOs.

Tax Related Obligations

To date, we have not recognized any reserves related to uncertain tax positions. As of September 30, 2021 and December 31, 2020, we had no accrued interest or penalties related to uncertain tax positions.

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

Fair Value Option for Funding Agreements

We elected to account for our funding agreements and related financial liabilities described in Note 5, Financing Liabilities, in accordance with the fair value option permitted under ASC 825-10, Financial Instruments. A liability associated with each of our funding agreements was initially recognized at their estimated fair value within our condensed consolidated balance sheets. We revalue these financial instruments on a recurring basis each reporting period with subsequent changes in fair value, excluding the impact of the change in fair value related to instrument-specific credit risk, separately presented as a component of other income (expense), net in our condensed consolidated statements of operations and comprehensive loss. The portion of the fair value adjustment attributed to a change in the instrument-specific credit risk is recognized and separately presented as a component of other comprehensive income.

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

Upfront, direct costs and fees related to the instruments for which we have elected the fair value option were recognized in general and administrative expense in earnings as incurred.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities, which are affected by changes in the general level of U.S. interest rates, including recent changes resulting from the impact of the ongoing COVID-19 pandemic. We had cash and cash equivalents of $669.7 million and $383.6 million as of September 30, 2021 and December 31, 2020, respectively, which consisted of bank deposits and highly liquid money market funds. Furthermore, we had no outstanding debt as of September 30, 2021 or December 31, 2020.

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We were formed in July 2018 and our operations to date have been limited to pre-commercial activities. All of our product candidates were initially developed by Pfizer, which we in-licensed pursuant to a license agreement, or the Pfizer License Agreement, entered into shortly after our formation. We have not yet demonstrated an ability to generate revenues, obtain regulatory approvals, manufacture any product on a commercial scale or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization.

We have no products approved for commercial sale and have not generated any revenue from product sales to date, nor do we expect to generate any revenue from product sales for the next few years, if ever. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $62.1 million and $39.0 million and $166.3 million and $119.0 million for the three and nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $557.2 million and had not yet generated revenues. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

We anticipate that our expenses will increase substantially if, and as, we:

•
advance our clinical-stage product candidates through clinical development, including as we advance these candidates into later-stage clinical trials;
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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of our product candidates, including our planned comprehensive Phase 2 development program for CVL-231 for schizophrenia, ongoing Phase 3 program for tavapadon and our other ongoing and planned clinical trials. We will need to raise additional capital to complete our currently planned clinical trials and any future clinical trials. Other unanticipated costs may arise in the course of our development efforts. If we are able to gain marketing approval for product candidates that we develop, we will require significant additional amounts of funding in order to launch and commercialize such product candidates and will also be required to make certain milestone and royalty payments under the Pfizer License Agreement and the Funding Agreements. We cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop, and we may need substantial additional funding to complete the development and commercialization of our product candidates.

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

We currently have six clinical-stage product candidates as well as several other product candidates that are at various stages of preclinical development. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively pursuing our more advanced clinical-stage product candidates, such as tavapadon, darigabat and CVL-231, and ensuring the development of additional potential product candidates.

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

If we raise additional capital through collaborations or marketing, distribution or licensing arrangements or royalty-based financings with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional capital when needed, we may be required to delay, reduce or terminate our product discovery and development programs, commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

We are required to make payments to the Funding Investors upon the achievement of certain regulatory and sales milestones. In addition, if we suspend or terminate the development of tavapadon or fail to perform certain diligence obligations, under certain circumstances, we will pay the Funding Investors a combined amount equal to the total amount funded by the Funding Investors up to the date of termination, plus 12% interest compounded annually. We may not have sufficient capital to make the required payments to the Funding Investors on a timely basis or at all. In conjunction with the Funding Agreements, we also entered into security agreements with the Funding Investors pursuant to which we granted the Funding Investors a security interest in the assets material to the development and commercialization of tavapadon in the United States to secure our obligations under the Funding Agreements. If we are unable to comply with such obligations, then the Funding Investors may be able to foreclose on the collateral that was pledged to the Funding Investors. Any of the foregoing events could significantly and adversely affect our financial condition and results of operations.

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

To date, as an organization, we have not completed the development of any of our product candidates. Our future success and ability to generate revenue from our product candidates, which we do not expect will occur for several years, if ever, is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more of our product candidates. We have initiated our registration-directed Phase 3 program for our most advanced product candidate, tavapadon, which includes two trials in early-stage Parkinson’s, one trial in late-stage Parkinson’s and an open-label safety extension trial. All of our other product candidates are in earlier stages of development and will require substantial additional investment for clinical development, regulatory review and approval in one or more jurisdictions. If any of our product candidates encounters safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be materially harmed.

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

Business interruptions resulting from the ongoing COVID-19 outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The ongoing COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. In response to the onset of the COVID-19 pandemic, we paused patient screening and enrollment of our Phase 3 trials of tavapadon for the treatment of Parkinson’s in March 2020 (which we subsequently resumed in the second half of 2020) and concluded dosing of Cohort 1 of our Phase 1 SAD trial of CVL-936 after receiving sufficient clinical data for the intended purposes for this trial. The continued spread of COVID-19 or other global health matters, such as other pandemics, could further adversely impact our clinical trials or preclinical studies. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it has impacted and may continue to impact our operations and the operations of our suppliers, vendors and business partners. We have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address this pandemic; however, the spread of COVID-19 has caused us to modify our business practices, including implementing a temporary work-from-home policy for all employees who are able to perform their duties remotely, temporarily restricting all non-essential travel and discouraging employee attendance at non-essential industry events and in-person work-related meetings. We expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners in light of COVID-19.

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

In addition, COVID-19 may impact our ability to retain principal investigators and site staff for our clinical trials as healthcare providers may have heightened exposure to COVID-19 if an outbreak occurred in their geography or may be impacted due to prioritization of hospital resources toward the outbreak and restrictions on travel. Our clinical trial sites may be located in geographies that are disproportionately affected by the COVID-19 pandemic or actions taken by governmental and health authorities to address the pandemic. For instance, our Phase 1 trial of darigabat in acute anxiety is being conducted at the Centre for Human Drug Research, a single specialized site in the Netherlands. In July 2021, Dutch government authorities reimposed restrictions due to the ongoing COVID-19 pandemic. As a result of delays in patient enrollment caused by this COVID-19 guidance, data for the acute anxiety trial are now expected by the end of the first quarter of 2022. Furthermore, COVID-19 may also negatively affect the operations of third-party contract research organizations that we rely upon to carry out our clinical trials or the operations of our third-party manufacturers, which could result in delays or disruptions in the supply of our product candidates. Any negative impact COVID-19 has on patient enrollment, site staffing or treatment or the timing and execution of our clinical trials could cause costly delays to our clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business and financial results. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all. In addition, the increased demand for COVID-19 vaccines and therapeutics and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the product candidates needed for our clinical trials, which could also lead to delays in our ongoing trials or our ability to obtain regulatory approval of our product candidates.

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

The results observed from preclinical studies or early-stage clinical trials of our product candidates may not necessarily be predictive of the results of later-stage clinical trials that we conduct. Similarly, positive results from such preclinical studies or early-stage clinical trials may not be replicated in our subsequent preclinical studies or clinical trials. For instance, while darigabat demonstrated anti-epileptic activity similar to lorazepam, a commonly prescribed benzodiazepine, or BZD, in a Phase 2 photoepilepsy trial, only seven patients were treated with darigabat in that trial and we may not be able to replicate the observed results from that trial in our ongoing Phase 2 proof-of-concept trial in focal epilepsy. Furthermore, our product candidates may not be able to demonstrate similar activity or adverse event profiles as other product candidates that we believe may have similar profiles. For instance, although they both activate muscarinic receptors, in later-stage trials, CVL-231 may not be able to replicate the anti-psychotic benefit observed in prior clinical trials of xanomeline.

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

For instance, we are currently evaluating darigabat in a Phase 2 proof-of-concept trial in focal epilepsy. The recent approval and increased uptake of certain partial-onset seizure treatments, which are contraindicated in our darigabat Phase 2 focal epilepsy trial, may impact our expected timeline for this trial. Because certain of the prior clinical trials of our product candidates were terminated prior to the conclusion of the trial, we may experience challenges in recruiting principal investigators and patients to participate in ongoing and future clinical trials for such product candidates if we are unable to sufficiently demonstrate the potential of such product candidates to them. In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Furthermore, if significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our trials and patients may drop out of our trials.

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

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as the vendors used to manufacture drug product or manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay or prevent completion of clinical trials, require conducting bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay or prevent approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

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

Our pipeline includes product candidates for a variety of neuroscience diseases. There is no precise method of establishing the actual number of patients with any of these disorders in any geography over any time period. With respect to many of the indications in which we have developed, are developing, or plan to develop our product candidates, we have estimates of the prevalence of the disease or disorder. Our estimates as to prevalence may not be accurate, and the actual prevalence or addressable patient population for some or all of those indications, or any other indication that we elect to pursue, may be significantly smaller than our estimates. In estimating the potential prevalence of indications we are pursuing, or may in the future pursue, including our estimates as to the prevalence of Parkinson’s, epilepsy and schizophrenia, we apply assumptions to available information that may not prove to be accurate. In each case, there is a range of estimates in the published literature and in marketing studies which include estimates within the range that are lower than our estimates. The actual number of patients with these disease indications may, however, be significantly lower than we believe. Even if our prevalence estimates are correct, our product candidates may be developed for only a subset of patients with the relevant disease or disorder or our products, if approved, may be indicated for or used by only a subset. Moreover, certain of our product candidates are being developed for indications that are novel, such as dementia-related apathy. In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we may have difficulties in enrolling patients in our clinical trials, which may delay or prevent development of our product candidates. If any of our product candidates are approved and our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for our product candidates for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to revenues or profits.

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

Our competitors may have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. Accordingly, our competitors may be more successful than we may be in obtaining regulatory approval for therapies and achieving widespread market acceptance. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render our therapies obsolete or non-competitive before we can recover development and commercialization expenses. If any of our product candidates are approved, it could compete with a range of therapeutic treatments that are in development. In addition, our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective or less costly than our product candidates, which could render our product candidates obsolete and noncompetitive.

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

In addition, our competitors may obtain patent protection, regulatory exclusivities or FDA approval and commercialize products more rapidly than we do, which may impact future approvals or sales of any of our product candidates that receive regulatory approval. If the FDA approves the commercial sale of any product candidate, we will also be competing with respect to marketing capabilities and manufacturing efficiency. We expect competition among products will be based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capabilities, product price, reimbursement coverage by government and private third-party payors, regulatory exclusivities and patent position. Our profitability and financial position will suffer if our product candidates receive regulatory approval but cannot compete effectively in the marketplace.

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

We currently have no marketing, sales or distribution capabilities. We intend to establish a sales and marketing organization, either on our own or in collaboration with third parties, with technical expertise and supporting distribution capabilities to commercialize one or more of our product candidates that may receive regulatory approval in key territories. These efforts will require substantial additional resources, some or all of which may be incurred in advance of any approval of the product candidate. Any failure or delay in the development of our or third parties’ internal sales, marketing and distribution capabilities would adversely impact the commercialization of tavapadon, our other product candidates and other future product candidates.

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

Our success depends, and will likely continue to depend, upon our ability to hire, and our ability to retain the services of our current executive officers, principal consultants and others, including N. Anthony Coles, M.D., our Chairperson and Chief Executive Officer, Abe Ceesay, our President, Scott Akamine, our Chief Legal Officer, Mark Bodenrader, our Chief Accounting Officer and Interim Chief Financial Officer, Ken DiPietro, our Chief Human Resources Officer, John Renger, Ph.D., our Chief Scientific Officer, Raymond Sanchez, M.D., our Chief Medical Officer and Kathleen Tregoning, our Chief Corporate Affairs Officer. Our executive officers may terminate their employment with us at any time. The loss of their services might impede the achievement of our research and development objectives.

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

As of September 30, 2021, we had 168 full-time employees. Our focus on the development of multiple initial product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. If we are not able to effectively expand our organization by hiring new employees, our clinical trials may be delayed or terminated, we may not be able to successfully execute the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our development and commercialization goals.

Our employees, independent contractors, consultants, collaborators and CROs may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk that our employees, independent contractors, consultants, collaborators and CROs may engage in fraudulent conduct or other illegal activity. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Misconduct by those parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities that violates:

•
study and trial protocols or the FDA regulations or similar regulations of comparable non-U.S. regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities;
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

As of September 30, 2021, Bain Investor and Pfizer own, collectively, approximately 60.0% of the outstanding shares of our common stock. Furthermore, as discussed in the section entitled “Certain Relationships and Related Person Transactions, and Director Independence” in our Annual Report, so long as they own certain specified amounts of our equity securities, Bain Investor and Pfizer have certain rights to nominate our directors. As long as such persons each own or control a significant percentage of outstanding voting power, they will have the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the price at other shareholders have purchased share or have held their shares for a longer period, they may be more interested in selling the company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws or (v) any action asserting a claim against us governed by the internal affairs doctrine; provided, however, that the foregoing provisions will not apply to any claims arising under the Exchange Act or the Securities Act. Our bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act. In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to these forum provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

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

We have relied upon and plan to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials and expect to rely on these third parties to conduct clinical trials of any other product candidate that we develop. Our ability to complete clinical trials in a timely fashion depends on a number of key factors. These factors include protocol design, regulatory and IRB approval, patient enrollment rates and compliance with GCPs. We have opened clinical trial sites and are enrolling patients in a number of countries where our experience is limited. In most cases, we use the services of third parties, including CROs, to carry out our clinical trial-related activities and rely on such parties to accurately report their results. Our reliance on third parties for clinical development activities may impact or limit our control over the timing, conduct, expense and quality of our clinical trials. Moreover, the FDA requires us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces these GCPs through periodic inspections of clinical trial sponsors, principal investigators, clinical trial sites and IRBs. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States.

We remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. Our failure or the failure of third parties to comply with the applicable protocol, legal and regulatory requirements and scientific standards can result in rejection of our clinical trial data or other sanctions. If we or our third-party clinical trial providers or third-party CROs do not successfully carry out these clinical activities, our clinical trials or the potential regulatory approval of a product candidate may be delayed or be unsuccessful. Additionally, if we or our third-party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our product candidates, which would delay the regulatory approval process. We cannot be certain that, upon inspection, the FDA will determine that any of our clinical trials comply with GCPs. We are also required to register certain clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, EMA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, other marketing application and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

For example, we may seek a Breakthrough Therapy Designation for some of our product candidates. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA are also eligible for accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification.

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

Some of our programs may be partially supported by government grant awards, which may not be available to us in the future or subject us to federal regulations such as "march-in" rights, certain reporting requirements and a preference for U.S. industry.

We have received a notice of award for cooperative grant funding from the National Institute on Drug Abuse, or NIDA, to support the development of certain of our product candidates in opioid use disorder. To fund a portion of our future research and development programs, we may apply for additional grant funding from NIDA or other governmental agencies. However, funding by these governmental agencies may be significantly reduced or eliminated in the future for a number of reasons. For example, some programs are subject to a yearly appropriations process in Congress. In addition, we may not receive full funding under current or future grants because of budgeting constraints of the agency administering the program or unsatisfactory progress on the study being funded. Therefore, we cannot assure you that we will receive any future grant funding from any government agencies, or, that if received, we will receive the full amount of the particular grant award. Any such reductions could delay the development of our product candidates.

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

We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals or clearances of our product candidates, if any, may be. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

For any clinical trials we commence in the EEA, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA, in particular to the United States, in compliance with European data protection laws. We expect that we will continue to face uncertainty as to whether our efforts to comply with any obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products and solutions due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition and results of operations.

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

Sales of a substantial number of shares of our shares of common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our shares of common stock. For instance, certain lock-up restrictions under the Registration and Shareholder Rights Agreement applicable to the Perceptive Shareholders, the Bain Investor and Pfizer expired in April 2021. Furthermore, the lock-up restrictions entered into in connection with our July 2021 public offering expired in October 2021. As restrictions on resale end, the market price of our shares of common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

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

An active trading market for our common stock may not be sustained, which may make it difficult to sell the shares of our common stock you purchase.

An active trading market for our common stock may not be sustained, which would make it difficult for you to sell your shares of our common stock at an attractive price (or at all). The market price of our common stock may decline below your purchase price, and you may not be able to sell your shares of our common stock at or above the price you paid for such shares (or at all).

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

If Nasdaq delists our shares of common stock from trading on its exchange for failure to meet Nasdaq’s listing standards, we and our stockholders could face significant material adverse consequences including:

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

The price of our common stock may be volatile.

The price of our common stock may fluctuate due to a variety of factors, including:

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

These market and industry factors may materially reduce the market price of share of our common stock regardless of our operating performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

The information required by Item 701 of Regulation S-K was previously included in Quarterly Reports on Form 10-Q filed on August 14, 2020 and November 16, 2020.

Use of Proceeds from our Initial Public Offering

Of the gross proceeds received from ARYA's initial public offering and the full exercise of the option to purchase additional units, $149.5 million was placed in ARYA’s trust account. The net proceeds of the initial public offering were applied to fund the Business Combination and related expenses.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

PART II

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report.

Exhibit Number	Description

10.1*#++	Separation Agreement, dated as of September 19, 2021, by and between Cerevel Therapeutics, LLC and Kathy Yi
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

CEREVEL THERAPEUTICS HOLDINGS, INC.

Date: November 10, 2021	By:	/s/ N. Anthony Coles
N. Anthony Coles
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Mark Bodenrader
Mark Bodenrader
Interim Chief Financial Officer (Principal Financial Officer)