Form 10-K
period 2021-12-31
Cerevel Therapeutics Holdings, Inc.
filed 2022-03-01
CIK 1805387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39311

e

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of shares of the Registrant’s common stock on The NASDAQ Stock Market LLC on June 30, 2021, was $995.1 million.

The number of shares of Registrant’s common stock outstanding as of February 18, 2022 was 148,007,072.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 are incorporated by reference into Part I of this Annual Report on Form 10-K to the extent stated herein.

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2022 Annual Meeting of Stockholders within 120 days of the end of the Registrant’s fiscal year ended December 31, 2021. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, or this Annual Report, may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

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
•
the period over which we anticipate our available financial resources will enable us to fund our operating expense and capital expenditure requirements;
•
the potential for our business development efforts to maximize the potential value of our portfolio;
•
our ability to identify, in-license or acquire additional product candidates;
•
our ability to maintain the Pfizer License Agreement (as defined herein);
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
•
our future financial performance;
•
the ability to recognize the anticipated benefits of the Business Combination or Business Combination Transaction (as defined herein), the tavapadon financing transaction and other financing and business development transactions; and
•
the effect of the ongoing COVID-19 pandemic, including as a result of the emergence of new variants, on the foregoing.

The forward-looking statements contained in this Annual Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” set forth in Part I, Item 1A of this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the ongoing COVID-19 pandemic, including as a result of the emergence of new variants, and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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
•
The regulatory approval processes of the U.S. Food and Drug Administration, or the FDA, and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
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
•
BC Perception Holdings, LP, or Bain Investor, and Pfizer Inc., or Pfizer, have significant influence over us.
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

The risks described above should be read together with the text of the full risk factors discussed in the section entitled “Risk Factors” and the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission, or the SEC. The risks summarized above or described in full elsewhere in this Annual Report are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

i

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company pursuing a targeted approach to neuroscience that combines a deep understanding of disease-related biology and neurocircuitry of the brain with advanced chemistry and central nervous system, or CNS, target receptor selective pharmacology to discover and design new therapies. We seek to transform the lives of patients through the development of new therapies for neuroscience diseases, including schizophrenia, epilepsy and Parkinson’s disease. We are advancing our extensive and diverse pipeline with numerous clinical trials underway or planned, including three ongoing Phase 3 trials and an open-label extension trial for tavapadon in Parkinson's, two planned Phase 2 trials and a planned open-label extension trial for emraclidine (formerly known as CVL-231) in schizophrenia and an ongoing Phase 2 proof-of-concept trial with an open-label extension trial for darigabat (formerly known as CVL-865) in focal epilepsy. See “—Our Pipeline” below. We have built a highly experienced team of senior leaders and neuroscience drug developers who combine a nimble, results-driven biotech mindset with the proven expertise of large pharmaceutical company experience and capabilities in drug discovery and development.

Our portfolio of product candidates is based on a differentiated approach to addressing neuroscience diseases, which incorporates three key pillars: (1) targeted neurocircuitry, where we seek to unlock new treatment opportunities by precisely identifying and targeting the neurocircuit that underlies a given neuroscience disease, (2) receptor subtype selectivity, where we selectively target the receptor subtype(s) related to the disease physiology to minimize undesirable off-target effects while maximizing activity and (3) differentiated pharmacology, where we design full and partial agonists, antagonists and allosteric modulators to precisely fine-tune the receptor pharmacology and neurocircuit activity to avoid over-activation or over-suppression of the endogenous physiologic range. In addition, our portfolio is supported by robust data packages and rigorous clinical trial execution designed to elucidate the key points of differentiation for our compounds. We believe that this science-driven approach is critical to achieving optimal therapeutic activity while minimizing unintended side effects of currently available therapies.

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

Our Lead Programs

1.
Emraclidine is a positive allosteric modulator, or PAM, that selectively targets the muscarinic acetylcholine 4 receptor subtype, or M4. In June 2021, we announced positive topline results for a Phase 1b trial of emraclidine in schizophrenia, consisting of Part A, a multiple ascending dose, or MAD, study and Part B, a pharmacodynamic, or PD, assessment. Emraclidine demonstrated a clinically meaningful and statistically significant improvement in the Positive and Negative Syndrome Scale, or PANSS, total score at six weeks and was generally well-tolerated compared with placebo at the two dose levels evaluated in Part B. We plan to initiate two Phase 2 clinical trials in schizophrenia and a 52-week open-label extension trial to begin development of the required safety database by the middle of 2022. Data are expected from the Phase 2 trials in the first half of 2024. In addition, we plan to evaluate the potential of this mechanism in other populations, including dementia-related psychosis.
2.
Darigabat is a PAM that selectively targets the alpha-2/3/5 subunits of the GABAA receptor. In the second half of 2020, we initiated a Phase 2 proof-of-concept trial, known as REALIZE, in patients with drug-resistant focal onset seizures, or focal epilepsy. Data are expected in the second half of 2022 for the Phase 2 proof-of-concept trial in focal epilepsy. In February 2022, we announced positive topline results for a Phase 1 trial of darigabat in acute anxiety in healthy volunteers. Both doses of darigabat demonstrated clinically meaningful and statistically significant anxiolytic activity compared with placebo in this proof-of-principle trial. Darigabat was generally well-tolerated in this trial, with no serious adverse events and no discontinuations in the darigabat cohorts. We intend to pursue development of darigabat in anxiety-related disorders.

3.
Tavapadon is a selective dopamine D1/D5 receptor partial agonist that we are developing for the treatment of early- and late-stage Parkinson’s disease. We initiated a registration-directed Phase 3 program for tavapadon beginning in January 2020, which includes two trials in early-stage Parkinson’s, known as TEMPO-1 and TEMPO-2, one trial in late-stage Parkinson’s, known as TEMPO-3, and an open-label extension trial, known as TEMPO-4. We expect initial data from our Phase 3 program to be available beginning in the first half of 2023.
4.
CVL-871 is a selective dopamine D1/D5 receptor partial agonist specifically designed to achieve a modest level of partial agonism, which we believe may be useful in modulating the complex neural networks that govern cognition, motivation and apathy behaviors in neurodegenerative diseases. In the second quarter of 2021, the FDA granted Fast Track Designation for CVL-871 for the treatment of dementia-related apathy. We are conducting a Phase 2a exploratory trial in dementia-related apathy, with data expected in the first half of 2023.

We believe that our lead programs have target product profiles that may enable them to become backbone therapies in their respective lead indications, either replacing standards of care as monotherapies or enhancing treatment regimens as adjunct to existing therapies. Results from the clinical trials mentioned above will guide the potential development of our product candidates in additional indications with similar neurocircuitry deficits.

Our Other Programs

In addition to the lead programs described above, we plan to further characterize and appropriately advance our early clinical and preclinical pipeline across multiple potential neuroscience indications. Our other programs include:

•
CVL-354, our selective kappa opioid receptor antagonist, or KORA, for the treatment of major depressive disorder, or MDD, and substance use disorder;
•
CVL-047, our selective PDE4 inhibitor (PDE4D-sparing) for the treatment of MDD and schizophrenia;
•
our selective M4 agonist program for the treatment of psychosis and related indications;
•
CVL-936, our selective dopamine D3-preferring, D2/D3 receptor subtype antagonist for the treatment of substance use disorder; and
•
our LRRK2 inhibitor program that has the potential to address disease progression in Parkinson’s.

We are also pursuing other undisclosed targets, including those with disease-modifying potential for leading neuroscience diseases. These programs include those initiated by Pfizer as well as others developed internally through the application of human genetic analyses and new technology platforms, such as artificial intelligence and DNA-encoded chemical libraries, to establish novel chemical lead series that are designed to enable better understanding of therapeutic potential.

Our Approach

Below are the key pillars of our targeted approach to neuroscience:

•
Targeted neurocircuitry: Fundamental to our targeted approach to neuroscience is understanding how deficits in neurocircuitry drive the development of symptoms in neuroscience diseases. Achieving optimal therapeutic benefit and minimizing unintended side effects in neuroscience diseases requires tuning the specificity and dynamic range of neural networks. Recent advancements in chemistry, genomics and proteomics have provided tools to enable targeted receptor selectivity with specificity to neural networks that underlie disease symptomatology. Fine-tuning the dynamic range of selective neurotransmitter neurocircuitry requires carefully designed receptor pharmacology, such as allosteric modulation or partial agonism, to normalize neural network function without over-activation or over-suppression.
•
Receptor subtype selectivity: A single neurotransmitter can act on multiple receptor subtypes that are expressed differentially among neuron types and neural networks within the brain and nervous system. We believe the ability to selectively target neurotransmitter receptor subtypes may provide an important opportunity to achieve maximum activity within specific neural networks while minimizing unintended interactions in other areas of the nervous system that are targeted by non-selective compounds and result in unwanted side effects.

•
Differentiated pharmacology: Neural networks in the brain operate within a dynamic range, and our understanding of disease state mechanics allows us to design molecular attributes that are intended to normalize this range for each disease. For example, classical full receptor agonism or antagonism may fully activate or inactivate neural circuits and can compensate for disease but also may limit normal functional dynamic range. However, partial agonism or allosteric modulation can correct or fine-tune the range of network signaling without fully blocking or overexciting normal activity. Each disease state represents a unique abnormality in neural network activity requiring a nuanced pharmacological approach. In addition, molecules require specific physical and metabolic properties to become a viable commercial product. Incorporating all of these characteristics into a single molecule can be extremely challenging. The evidence to date for our product candidates suggests that they may balance targeted selectivity with optimal receptor pharmacology. We believe this underscores the differentiation and therapeutic potential of our pipeline.
•
Robust clinical and preclinical evaluation: Our clinical-stage product candidates have undergone robust clinical and preclinical testing to provide support for continued advancement through the clinical development process. In these early clinical trials and preclinical studies, we have generally observed pharmacokinetic, or PK, bioavailability, brain penetration and reduced off-target activity, that demonstrate the potential for reducing tolerability issues. In addition, dose selection is generally informed by data from these trials in addition to positron emission tomography, or PET, receptor occupancy trials and clinical biomarkers. Based on extensive characterization and research, our product candidates were designed to reproduce validated biological activity while addressing the limitations of prior known compounds. In addition, we take a rigorous approach to clinical trial design and execution. Each trial design is informed by extensive review of historical and contemporary elements including endpoint selection, inclusion and exclusion criteria and titration paradigms. Our meticulous approach to trial execution includes robust rater training, placebo response mitigation strategies and site selection based on a detailed review of historical performance. We believe the wealth of clinical and preclinical data on our compounds along with our thoughtfully designed trials strongly position our product candidates for clinical advancement.

Our Pipeline

The following table summarizes our current portfolio of programs. This table does not include multiple additional preclinical programs that have not yet been disclosed.

Our Lead Programs

Emraclidine

We are developing emraclidine for the treatment of schizophrenia. Emraclidine was rationally designed as a PAM that selectively targets the M4 receptor subtype to harness the anti-psychotic benefit believed to be associated with M4 while minimizing the cholinergic side effects typically associated with pan-muscarinic agonists. We believe emraclidine has the potential to mark a significant medical advancement as the muscarinic acetylcholine pathway has long been associated with mediation of neurotransmitter imbalance underlying psychosis. To our knowledge, emraclidine is the only M4-selective PAM currently active in clinical development.

Emraclidine demonstrated robust activity in multiple preclinical psychosis models, including potential benefit in improving cognitive endpoints. Our development plan for emraclidine is informed by thorough in vitro and in vivo PK and PD characterization as well as data from competitive muscarinic compounds. Emraclidine has been evaluated in 17 healthy volunteers and 91 patients to date, including 52 schizophrenia patients in Part B of the Phase

1b trial, which showed that it was generally well tolerated with no treatment-related serious adverse events or treatment-related subject discontinuations.

In June 2021, we announced positive topline results for a Phase 1b trial of emraclidine in schizophrenia, consisting of Part A, a MAD study, and Part B, a PD assessment. Emraclidine demonstrated a clinically meaningful and statistically significant improvement in PANSS total score at six weeks and was generally well-tolerated compared with placebo at the two dose levels evaluated in Part B. We plan to initiate two Phase 2 clinical trials in schizophrenia and a 52-week open-label extension trial to begin development of the required safety database by the middle of 2022. Data are expected from the Phase 2 trials in the first half of 2024. In addition, we plan to evaluate the potential of this mechanism in other populations, including dementia-related psychosis.

Darigabat

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

Darigabat has been evaluated in 343 subjects across 10 prior clinical trials. In a Phase 2, double-blind, crossover trial in photoepilepsy patients comparing darigabat to lorazepam, a commonly prescribed BZD, and to placebo, darigabat demonstrated anti-epileptic activity similar to lorazepam. In this trial, six out of seven photosensitive patients taking darigabat achieved complete suppression of epileptiform activity evoked by strobe lights. In a Phase 1 trial comparing darigabat to lorazepam, healthy volunteers were assessed using the NeuroCart CNS test battery to characterize the PD of darigabat. Compared with lorazepam, darigabat demonstrated a greater reduction in saccadic peak velocity, a biomarker indicating engagement of alpha-2/3 subunit-containing GABAA receptors, while having reduced effects on motor coordination (sedation) and cognition. In a Phase 1 MAD trial in healthy volunteers, darigabat showed no dose-related somnolence after the initial titration period, even at dose levels consistent with receptor occupancy of approximately 80%. Taken together, we believe these data suggest that darigabat may have the potential for anti-epileptic activity comparable to currently available BZDs, with reduced sedation, tolerance and withdrawal liabilities that, unlike BZDs, can be dosed chronically.

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

In February 2022, we announced positive topline results for a Phase 1 trial of darigabat in acute anxiety in healthy volunteers. Both doses of darigabat demonstrated clinically meaningful and statistically significant anxiolytic activity compared with placebo in this proof-of-principle trial. Darigabat was generally well-tolerated in this trial, with no serious adverse events and no discontinuations in the darigabat cohorts. We intend to pursue development of darigabat in anxiety-related disorders.

Tavapadon

We are developing tavapadon for the treatment of both early- and late-stage Parkinson’s, a neurodegenerative disorder characterized by the death of dopamine-producing neurons in the brain. Tavapadon was rationally designed as an orally bioavailable, once-daily partial agonist that selectively targets dopamine D1/D5 receptor subtypes with the goal of balancing meaningful motor control activity with a favorable tolerability profile. To our knowledge, tavapadon is the only D1/D5 receptor partial agonist currently in clinical development for Parkinson’s and the first oral D1/D5 receptor agonist to have achieved sustained motor control improvement in Phase 2 trials of Parkinson’s.

As part of an extensive clinical program, tavapadon has been evaluated in 294 subjects across 11 prior clinical trials, including five Phase 1 trials in healthy volunteers, three Phase 1/1b trials in patients with Parkinson's and three Phase 2 trials. In a Phase 2 trial in early-stage Parkinson’s, tavapadon demonstrated a statistically significant and clinically meaningful difference from placebo of -4.8 points on the MDS-UPDRS Part III motor score at week 15 of the treatment period. Separation from placebo was observed as early as week three while still in the titration phase. In a Phase 2 trial in late-stage Parkinson’s, tavapadon showed a 1.0-hour improvement versus placebo in “on” time without troublesome dyskinesias at week 10 with a sustained effect observed through week 15, which we and our clinical advisors believe is clinically meaningful. Across the 11 prior clinical trials, tavapadon has consistently demonstrated what we believe to be a favorable tolerability profile as well as a PK profile with a 24-hour terminal half-life, supporting once-daily dosing.

Based on this extensive clinical data, we initiated a registration-directed Phase 3 program beginning in January 2020, which includes TEMPO-1 and TEMPO-2 trials in early-stage Parkinson’s, TEMPO-3 in late-stage Parkinson’s and TEMPO-4, an open-label extension trial. We expect initial data from our Phase 3 program to be available beginning in the first half of 2023.

CVL-871

We are developing CVL-871 for the treatment of dementia-related apathy. Apathy is the leading neuropsychiatric symptom in patients with dementia. It is also one of the strongest predictors of disease progression. While clinicians, patients and caregivers have been challenged by this symptom, there are no currently approved therapies for dementia-related apathy. The FDA has demonstrated interest in development of a therapy for this indication, and in June 2021, we announced that the FDA has granted Fast Track Designation for CVL-871 in dementia-related apathy. CVL-871 is a selective partial agonist of dopamine D1/D5 receptor subtypes specifically designed to achieve a modest level of partial agonism, which we believe may be useful in modulating the complex neural networks that govern cognition, motivation and apathy behaviors in neurodegenerative diseases. Dopamine acting on D1/D5 receptor subtypes in the cortex and midbrain plays a key role in the finely-tuned and dynamic neural network that modulates cognitive function, reward-processing and decision-making. In patients with Parkinson’s disease, we have observed that improving motor symptoms requires higher levels of partial agonism to offset the large losses in dopaminergic neurons in the motor cortex. In contrast, dementia patients require a more finely-tuned modulation of the neural networks that govern cognition, motivation and behavior to normalize the dynamic range of the mesocortical and mesolimbic neurocircuitry. As such, we have designed CVL-871 to have a lower level of partial agonism than tavapadon. The hypothesis for using D1/D5 receptor subtype partial agonism to treat dementia-related apathy is informed by clinical trials of other compounds where increases in dopamine activity resulted in a statistically significant improvement on apathy scales. We believe CVL-871, while potentially avoiding the cardiovascular effects of stimulant medications, may possess an optimal profile to target this new indication due to the degree to which it activates relevant dopamine circuits within the brain.

CVL-871 has been evaluated in two Phase 1 trials in a total of 58 subjects. In these trials, CVL-871 was observed to be generally well tolerated. We also observed evidence of moderate improvement in motor symptoms, a measure of biological activity, along with a PK profile that supports the potential for once-daily dosing. Based on these findings, we submitted an Investigational New Drug, or IND, to the FDA in the first quarter of 2021 and we are conducting a Phase 2a exploratory trial in dementia-related apathy, with data expected in the first half of 2023.

Our Other Programs

In addition to the lead programs described above, we plan to further characterize and appropriately advance our early clinical and preclinical pipeline across multiple potential neuroscience indications. Our other programs include:

•
CVL-354, our selective KORA for the treatment of MDD and substance use disorder;
•
CVL-047, our selective PDE4 inhibitor (PDE4D-sparing) for the treatment of MDD and schizophrenia;
•
our selective M4 agonist program for the treatment of psychosis and related indications;
•
CVL-936, our selective dopamine D3-preferring, D2/D3 receptor subtype antagonist for the treatment of substance use disorder; and
•
our LRRK2 inhibitor program that has the potential to address disease progression in Parkinson’s.

We are also pursuing other undisclosed targets, including those with disease-modifying potential for leading neuroscience diseases. These programs include evaluating those initiated by Pfizer as well as others developed internally through the application of human genetic analyses and new technology platforms, such as artificial intelligence and DNA-encoded chemical libraries to establish novel chemical lead series that is designed to enable better understanding of their therapeutic potential.

Our Strategy

We seek to transform the lives of patients with neuroscience diseases by pursuing a targeted approach to neuroscience and leveraging our deep understanding of neurocircuitry, chemistry and receptor pharmacology. Our strategy is to:

•
Establish our position as a leader in neuroscience drug discovery and development through the advancement of a diverse and innovative pipeline. We leverage our differentiated understanding of neurocircuitry as well as our innovative clinical trial design and execution to develop our assets across multiple indications. In addition, we are investing in future areas of neuroscience research, including the discovery and development of compounds with disease-modifying potential for leading neuroscience diseases.
•
Rapidly develop our lead programs. We plan to initiate two Phase 2 clinical trials of emraclidine in schizophrenia and a 52-week open-label extension trial to begin development of the required safety database by the middle of 2022. Data are expected from the Phase 2 trials in the first half of 2024. We are also conducting a Phase 2 proof-of-concept trial for darigabat in focal epilepsy with data expected in the second half of 2022. In February 2022, we announced positive topline results for a Phase 1 trial of darigabat in acute anxiety in healthy volunteers. We intend to pursue development of darigabat in anxiety-related disorders. In addition, we are conducting a registration-directed Phase 3 program for tavapadon, with initial data expected to be available beginning in the first half of 2023. This program includes three Phase 3 trials in both early- and late-stage Parkinson’s that will be conducted in parallel as well as an open-label extension trial. Furthermore, we are conducting an exploratory Phase 2a trial of CVL-871 for dementia-related apathy with data expected in the first half of 2023.
•
Advance our early clinical and preclinical portfolio across multiple neuroscience indications. Among our other product candidates are: (1) CVL-354, our selective KORA for the treatment of MDD and substance use disorder; (2) CVL-047, our selective PDE4 inhibitor (PDE4D-sparing) for the treatment of MDD and schizophrenia; (3) our selective M4 agonist program for the treatment of psychosis and related indications; (4) CVL-936, our selective dopamine D3-preferring, D2/D3 receptor subtype antagonist for the treatment of substance use disorder; and (5) our LRRK2 inhibitor that has the potential to address disease progression in Parkinson’s. We are also pursuing a number of other undisclosed targets, including those with disease-modifying potential for leading neuroscience diseases. These programs include ones initiated by Pfizer as well as others developed internally through the application of new technology platforms, such as artificial intelligence and DNA-encoded chemical libraries.
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
•
Opportunistically match sources and uses of capital. Our broad portfolio both requires and provides a basis for innovative deal making and diverse financing options. We will seek to maximize growth opportunities, which may include raising additional capital through a combination of private or public equity offerings, debt financings, royalty-based financing, collaborations, strategic alliances, marketing, distribution or licensing arrangements with third parties or through other sources of financing. By matching sources and uses of capital, we can maximize our value creation opportunities while mitigating operational risk through partnerships.
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

Our Team and Corporate History

Since our founding in 2018, we have assembled a seasoned management team with expertise in neuroscience research, development, regulatory affairs, medical affairs, operations, manufacturing and commercialization. Our team includes industry veterans who have collectively driven over 20 drug approvals, with prior experience at companies such as Biogen, Bristol-Myers Squibb, Merck, NPS Pharmaceuticals, Onyx Pharmaceuticals, Otsuka Pharmaceutical, Vertex Pharmaceuticals and Yumanity Therapeutics. We have an experienced research and development team focused on utilizing our differentiated understanding of the complex neurocircuitry, receptor pharmacology and genetics that underlie neuroscience diseases. This allows us to develop small molecules with target receptor selectivity and indication-appropriate pharmacology, which we believe are key to enhancing activity and improving tolerability in the treatment of these diseases. We believe that the distinctive combination of our management team and our existing pipeline has the potential to bring to patients the next generation of transformative neuroscience therapies.

In August 2018, we entered into a license agreement with Pfizer, or the Pfizer License Agreement, pursuant to which we in-licensed substantially all of our asset portfolio from Pfizer. Under the terms of the Pfizer License Agreement, we are required to pay Pfizer tiered royalties on aggregate net sales of in-licensed products as well as certain regulatory and commercial milestone payments. For additional information regarding the Pfizer License Agreement, see “—Pfizer License Agreement.”

Cerevel Therapeutics, Inc., or Old Cerevel, was formed as a Delaware corporation in 2018. ARYA Sciences Acquisition Corp II, or ARYA, was incorporated as a blank check company on February 20, 2020 as a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On June 4, 2020, ARYA consummated its initial public offering. On October 27, 2020, ARYA completed the acquisition of Old Cerevel pursuant to a Business Combination Agreement dated July 29, 2020, as amended on October 2, 2020, or the Business Combination Agreement. Upon closing of the transactions contemplated by the Business Combination Agreement, Old Cerevel became a wholly owned subsidiary of ARYA and ARYA was renamed Cerevel Therapeutics Holdings, Inc. We refer to the transactions contemplated by the Business Combination Agreement in this Annual Report as the Business Combination or the Business Combination Transaction.

Unless the context otherwise requires, references in this Annual Report to “Cerevel”, the “Company”, “us”, “we”, “our” and any related terms prior to the closing of the Business Combination are intended to mean Cerevel Therapeutics, Inc., a Delaware corporation, and its consolidated subsidiaries, and after the closing of the Business Combination, Cerevel Therapeutics Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries.

Our Lead Programs

Emraclidine

We are developing emraclidine for the treatment of schizophrenia. Emraclidine was rationally designed as a PAM that selectively targets the M4 receptor subtype to harness the anti-psychotic benefit believed to be associated with M4 while minimizing the side effects typically associated with pan-muscarinic agonists. We believe emraclidine has the potential to mark a significant medical advance as the muscarinic acetylcholine pathway has long been associated with mediation of neurotransmitter imbalance and psychosis. To our knowledge, emraclidine is the only M4-selective PAM currently active in clinical development. We conducted a Phase 1b trial of emraclidine in schizophrenia, consisting of Part A, a MAD study, and Part B, a PD assessment. In June 2021, we announced positive topline results for the Phase 1b trial. Emraclidine demonstrated a clinically meaningful and statistically significant improvement in PANSS total score at six weeks and was generally well-tolerated compared with placebo at the two dose levels evaluated in Part B. We plan to initiate two Phase 2 clinical trials of emraclidine in schizophrenia and a 52-week open-label extension trial to begin development of the required safety database by the middle of 2022. Data are expected from the Phase 2 trials in the first half of 2024. In parallel, we will be prioritizing nonclinical and clinical safety pharmacology studies, including hepatic and renal insufficiency studies and an eight-week ambulatory blood pressure monitoring trial, along with other registration-enabling studies. We also plan to evaluate the potential of this mechanism in other populations, including dementia-related psychosis.

Schizophrenia Background

Schizophrenia is a serious, complex and debilitating mental health disorder characterized by a constellation of symptoms, including delusions, hallucinations, disorganized speech or behavior, slowed speech and blunted affect. Schizophrenia is also often associated with significant cognitive impairment, which further limits a patient’s ability to be gainfully employed and maintain relationships. Diagnosis of schizophrenia is usually made in young adulthood and the disease follows a chronic and indolent course characterized by periods of remission and relapse. People with schizophrenia have a 10 to 25-year reduction in life expectancy compared to the general population. An estimated 20 million people worldwide suffer from schizophrenia, including up to 2.1 million people in the U.S.

A disruption in the balance of neurotransmitters, including dopamine, serotonin, glutamate, aspartate, glycine and GABA, is believed to be responsible for the pathogenesis of schizophrenia. Abnormal activity at dopamine receptors, specifically the D2 receptor subtype, in the mesolimbic pathway that results in excess dopaminergic transmission is thought to be associated with many of the psychotic symptoms of schizophrenia. Currently available therapies for schizophrenia are all presumed to work through the antagonism of various dopamine receptors, although the exact mechanisms of action for these agents are unknown. Second-generation atypical antipsychotics, or SGAs, such as risperidone, paliperidone and aripiprazole, are recommended as first-line treatment for schizophrenia. SGAs have a lower risk of extrapyramidal symptoms, including abnormal motor side effects, compared to first-generation antipsychotics, or FGAs, such as chlorpromazine and haloperidol. However, SGAs are more likely to cause weight gain, metabolic syndrome, diabetes and dyslipidemia, leading to long-term cardiovascular morbidity. Both SGAs and FGAs can cause hyperprolactinemia, a hormonal imbalance resulting from D2 receptor blockade, which can lead to enlargement of breast tissue in males and infertility. Approximately 10% of patients are prescribed FGAs as first-line therapy, while 90% of patients start with an SGA.

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

Presynaptic expression of the M4 receptor subtypes balances acetylcholine and dopamine in the striatum, which is the region of the brain primarily responsible for psychotic symptoms. The imbalance of acetylcholine and dopamine is hypothesized to contribute to psychosis in schizophrenia. Unlike other muscarinic receptors, M4 receptor subtypes are differentially expressed in the striatum. Activation of muscarinic receptors prevents acetylcholine release, which has been shown to indirectly modulate levels of dopamine without the direct D2/D3 receptor blockade that has been theorized to cause some of the unwanted motor symptoms of current antipsychotics. Thus, selective activation of M4 has the potential to treat the neurobehavioral components such as psychosis, agitation and cognitive deficits that are associated with schizophrenia and other neurodegenerative diseases like Alzheimer’s and Parkinson’s, while potentially mitigating some of the side effects of current antipsychotics. This mechanism of action is illustrated below:

Clinical trials of xanomeline, a full muscarinic agonist that preferentially activates the M4 and M1 subtypes, demonstrated that activation of muscarinic receptors led to dose-dependent improvements in a number of psychiatric symptoms, including psychosis, cognition, agitation and aggression in both schizophrenia and Alzheimer’s patients. Despite these compelling results, further clinical development of xanomeline as a monotherapy was halted due to severe gastrointestinal side effects, including a greater than 50% discontinuation rate, which were likely mediated by non-selective muscarinic receptor activation. Furthermore, recent studies in knockout mice with the M4 receptor subtype eliminated suggest that the antipsychotic activity attributed to xanomeline is likely driven primarily by M4 and that a more selective muscarinic activator could potentially convey similar clinical benefits while minimizing gastrointestinal side effects.

Our Solution—Emraclidine

Emraclidine is a PAM that selectively targets the M4 receptor subtype. We are developing emraclidine for the treatment of schizophrenia. Key differentiating features of emraclidine include:

1.
Mechanism of action—M4 receptor subtype selectivity: Based on in vitro testing, emraclidine is >600x more selective for M4 than for M1/3/5 and approximately 360x more selective for M4 than for M2. Recent preclinical studies in knockout mice with the M4 receptor subtype eliminated suggest that the antipsychotic activity attributed to xanomeline is likely driven primarily by M4 and that a more selective muscarinic activator could potentially convey similar clinical benefit while minimizing gastrointestinal side effects associated with non-selective muscarinic receptor activity.
2.
Receptor pharmacology—PAM: Emraclidine is an orally bioavailable, brain-penetrant small molecule with an approximate nine- to 12-hour half-life. As a PAM of the M4 receptor subtype, emraclidine is designed to enhance normal neurotransmitter release without producing excessive stimulation. In addition, the available preclinical data for emraclidine suggest a low potential for drug-drug interactions, which is important in indications like schizophrenia where several drugs are often used in combination.

3.
Clinical and preclinical evaluation: Emraclidine demonstrated robust activity in multiple preclinical psychosis models, including potential benefit in improving cognitive endpoints. Our development plan is informed by thorough in vitro and in vivo PK and PD characterization of emraclidine as well as data from competitive muscarinic compounds. In June 2021, we announced positive topline results for emraclidine in our Phase 1b trial in schizophrenia and we plan to initiate two Phase 2 clinical trials of emraclidine by the middle of 2022, with data expected in the first half of 2024.

We believe emraclidine has the potential to be a new generation antipsychotic that could become the treatment of choice for schizophrenia, if approved. Each relapse in schizophrenia marks a progression in disability, leading physicians to prioritize efficacy in selecting first-line therapy. With the potential for antipsychotic activity that we believe may exceed existing atypical antipsychotics, emraclidine could become an attractive option in newly diagnosed patients. Additionally, given its potentially improved tolerability profile relative to atypical antipsychotics, emraclidine could displace existing options for patients where there is evidence of treatment-related side effects. We also plan to evaluate the potential for this mechanism in other populations, including dementia-related psychosis.

Clinical Trials

Emraclidine has been evaluated in a total of 17 healthy volunteers and 91 patients to date, including 52 schizophrenia patients in Part B of the Phase 1b trial. Emraclidine was generally well tolerated in all clinical trials completed to date, with no treatment-related serious adverse events, or SAEs, or treatment-related subject discontinuations. Modest, asymptomatic and transient increases from baseline relative to placebo were observed in mean supine systolic and diastolic blood pressure and heart rate with initiation of treatment with emraclidine. Mean blood pressure and heart rate measures trended downward over the treatment period and, as observed in Part B of the Phase 1b trial, by week six of treatment there was no clinically meaningful increase in mean blood pressure and heart rate compared with placebo. These increases may be mediated by emraclidine’s activity on the M4 receptor subtype, either peripherally or centrally; increased heart rate has been observed in some other antipsychotic drugs due to their anticholinergic properties. In the Phase 1b trial, the incidence of nausea and other gastrointestinal adverse events, or AEs, was low and similar across all treatment groups. Emraclidine was not associated with a greater incidence of weight gain than placebo and no adverse events related to extrapyramidal symptoms were reported.

Emraclidine demonstrated clinically meaningful and statistically significant improvements in the PANSS total score compared with placebo at the two dose levels evaluated in Part B of the Phase 1b trial. The emraclidine 30 mg once-daily dose resulted in a statistically significant and clinically meaningful mean reduction from baseline of 19.5 points in the PANSS total score and a mean reduction of 12.7 points in PANSS versus the placebo group (p=0.023). The emraclidine 20 mg twice-daily dose resulted in a statistically significant and clinically meaningful mean reduction from baseline of 17.9 points in PANSS total score and a mean reduction of 11.1 points in PANSS total score compared with the placebo group (p=0.047). These results were further supported by clinically meaningful reductions in the PANSS Positive, PANSS Negative, and PANSS General Psychopathology subscales. Emraclidine has also been tested in several preclinical models that have been used to characterize known antipsychotic medications. The overall results from our preclinical studies showed the potential of emraclidine to reduce dopaminergic hyperactivation without resulting in catalepsy, or muscular rigidity.

Phase 1b Placebo-controlled Multiple Dose Trial in Schizophrenia

In June 2021, we completed Trial NCT04136873, a two-part randomized, placebo-controlled Phase 1b trial to evaluate the safety, tolerability, PK and preliminary PD of repeated daily doses of emraclidine in patients with schizophrenia. In the Part A MAD phase of the trial, doses of 5 mg to 40 mg (administered as 20 mg BID) were explored with up to 21 days of administration at target dosage. The Part A MAD safety and tolerability data were supportive of proceeding to six weeks of dosing in the subsequent Part B portion of the trial. The primary objective of Part B was to further characterize the safety and tolerability of target doses selected from the MAD investigation of emraclidine in Part A in participants with acute schizophrenia; the PK of emraclidine was assessed as a secondary endpoint. In addition, we conducted an exploratory PD assessment that included the PANSS total score and the associated positive, negative, and general psychopathology subscales. The PANSS total score ranges from 30 to 210 points and is based on the sum of 30 items rated from 1 to 7, with higher scores indicating more severe symptoms.

In Part B, adult patients with a primary diagnosis of schizophrenia who were 55 years and younger were eligible for the trial. Inclusion criteria included a CGI-S score of at least 4 (moderately to severely ill) and a PANSS total score of at least 80 at screening, a history of relapse and/or symptom exacerbation when not receiving antipsychotic medication, and current acute exacerbation of psychosis with onset within two months. Key exclusion criteria included patients with schizophrenia who were considered resistant or refractory to antipsychotic treatment. All patients were washed out of their current antipsychotic medications prior to participating in the trial.

A total of 81 patients were randomized in a 1:1:1 ratio to emraclidine at a dose of 20 mg BID, 30 mg QD, or placebo for a total of six weeks. Six patients discontinued from the trial in each treatment group and a total of 63 patients completed the trial. The majority of participants were male (78%) and black (69%) and the mean age was 40 years. The mean baseline PANSS total score was 95; baseline demographic and disease characteristics were distributed evenly across treatment groups.

Safety and Tolerability Data

In general, the tolerability profile of emraclidine was favorable, with comparable incidence of AEs compared with placebo, no SAEs associated with treatment, and no evidence of extrapyramidal symptoms, metabolic effects, gastrointestinal effects, or weight gain compared with placebo. SAEs included one instance each of COVID-19 (emraclidine 20 mg BID), accidental cocaine overdose (emraclidine 30 mg QD) and exacerbation of schizophrenia (emraclidine 30 mg QD); none of the SAEs were considered related to the study drug. The table below summarizes the most common adverse events.

Summary of Adverse Events

	Placebo n=27	Emraclidine 30 mg QD n=27	Emraclidine 20 mg BID n=27	All Emraclidine n=54
AE, n (%)	14 (52)	14 (52)	15 (56)	29 (54)
AEs related to study drug	10 (37)	7 (26)	12 (44)	19 (35)
SAEs	0 (0)	2 (7)	1 (4)	3 (6)
AEs leading to study discontinuation	0 (0)	2 (7)	1 (4)	3 (6)
AEs in ≥5% of all emraclidine
Headache	7 (26)	8 (30)	7 (26)	15 (28)
Nausea	1 (4)	2 (7)	2 (7)	4 (7)
Weight increased	2 (7)	1 (4)	2 (7)	3 (6)
Back pain	1 (4)	2 (7)	1 (4)	3 (6)
Blood CPK increased	0 (0)	1 (4)	2 (7)	3 (6)
Dizziness	0 (0)	1 (4)	2 (7)	3 (6)
Dry mouth	0 (0)	3 (11)	0 (0)	3 (6)
Somnolence	0 (0)	1 (4)	2 (7)	3 (6)
AE, adverse event; BID, twice daily; CPK, creatine phosphokinase; QD, once daily

Modest, asymptomatic increases from baseline relative to placebo were observed in mean supine systolic and diastolic blood pressure and heart rate in both emraclidine groups with initiation of treatment. Mean blood pressure and heart rate measures trended downward for both emraclidine groups over the treatment period, such that by week six, there was no clinically meaningful increase in mean blood pressure and heart rate compared with placebo. The chart below summarizes the change from baseline on systolic and diastolic blood pressure as well as heart rate for each treatment group at week six.

Pharmacodynamics

Both doses of emraclidine demonstrated clinically meaningful and statistically significant antipsychotic effects, with no meaningful differences in gastrointestinal side effects, extrapyramidal symptoms or weight gain compared with placebo. The 30 mg once-daily group demonstrated an improvement of 19.5 while the 20 mg twice daily cohort showed an improvement of 17.9 from baseline on the PANSS total score after six weeks of treatment. Both treatment groups had statistically significant reductions relative to placebo of 12.7 and 11.1 respectively, with p-values less than 0.05. These results were further supported by statistically significant and clinically meaningful improvements in the PANSS-negative subscale for both doses – the 30 mg once daily group resulted in a point improvement of 3.1 over placebo with a p-value of 0.009 and the 20 mg twice daily group showed a 3.7 improvement over placebo with a p-value of 0.002. We also observed clinically meaningful improvements on the PANSS positive subscale for both doses, with the 30 mg once-daily group demonstrating a statistically significant reduction of 4.3 points versus placebo. The table and chart below summarize the change in PANSS total score from baseline over the treatment period.

PANSS Total Score
PANSS Total Score Change from Baseline LS Mean ± SEM$
0
-5
-10
-15
-20
-25
0
1
2
3
4
5
6
Week
*
**
*
*
*
Plb (N=27)
30 mg QD (N=27)
20 mg BID (N=27)

* P<0.05 vs Placebo ** P<0.01 vs Placebo

	Placebo n=27	Emraclidine 30 mg QD n=27	Emraclidine 20 mg BID n=27	All Emraclidine n=54
Baseline PANSS total score, mean (SD)	93 (8.8)	93 (7.3)	97 (7.9)	95 (7.7)
Day 21 change from baseline
LSM (SE)	-5.6 (2.49)	-14.20 (2.55)	-9.22 (2.61)	-11.71 (1.82)
LSM difference from placebo	-	-8.61	-3.62	-6.11
95% CI	-	-15.70, -1.51	-10.81, 3.57	-12.26, 0.03
P-value	-	0.018	0.319	0.051
Day 42 change from baseline
LSM (SE)	-6.77 (3.82)	-19.52 (3.91)	-17.88 (3.93)	-18.70 (2.77)
LSM difference from placebo	-	-12.74	-11.11	-11.93
95% CI	-	-23.66, -1.82	-22.06, -0.15	-21.36, -2.5
P-value	-	0.023	0.047	0.014

BID, twice daily; CI, confidence interval; LSM, least squares mean; PANSS, Positive and negative Syndrome Scale; QD, once daily; SD, standard deviation; SE, standard error of the LSM. The estimates were based on a mixed-measures repeated model with an unstructured covariance matrix and fixed effects for treatment group, visit, treatment group-by-visit interaction, a random effect for participant, and baseline value as a covariate. P-values are nominal.

Preclinical Studies

Emraclidine was tested in several preclinical models that have been used to characterize known antipsychotic medications. The overall results from our preclinical studies showed the potential of emraclidine to reduce dopaminergic hyperactivation without resulting in catalepsy. In a mouse study, emraclidine significantly decreased both spontaneous and amphetamine-induced hyperlocomotion activity to levels similar to haloperidol, which is considered one of the most potent antipsychotics. Furthermore, in a rat pre-pulse inhibition model, an electrical deficit model translatable to patients with schizophrenia, emraclidine demonstrated a dose-dependent improvement in amphetamine-induced deficits. In order to further explore the potential to affect other symptoms of schizophrenia, like cognitive impairment, emraclidine was evaluated in a study in rats that measured various aspects of memory function. The results showed improvement in both episodic and working memory, suggesting a potential opportunity for emraclidine to be differentiated compared to existing medications for schizophrenia.

Incorporation by Reference

For more information about additional prior clinical trials of emraclidine, please see pages 10 to 11 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which are incorporated herein by reference.

Planned Clinical Trials

Based on the results of the Phase 1b trial in schizophrenia, we plan to initiate in parallel two double-blind, placebo-controlled three-arm Phase 2 clinical trials of emraclidine in schizophrenia and a 52-week open-label extension trial to begin development of the required safety database by the middle of 2022. These trials are designed to enable the full exploration of the therapeutic dose range of emraclidine. Data are expected from the Phase 2 trials in the first half of 2024.

Each trial will enroll approximately 372 schizophrenia patients with acute exacerbation or relapse of psychotic symptoms. Patients will include men and women between the ages of 18 and 65 and inclusion criteria will include PANSS total scores between 85 and 120 and CGI-S scores of at least 4 at baseline. In each trial, patients will be randomized 1:1:1 into one of two emraclidine dose arms or placebo. The trial will include a screening period of up to 15 days and six weeks of in-patient treatment. The first trial will include emraclidine 10 mg once-daily, emraclidine 30 mg once-daily and placebo. The second trial will include emraclidine 15 mg once-daily, emraclidine 30 mg once-daily and placebo. All emraclidine doses will be administered once-daily without titration. The two trials have identical designs with the exception of the emraclidine doses.

The primary endpoint for the trials will be change in the PANSS total score at week six. The key secondary endpoint will be change in the CGI-S. Additional endpoints will include the PANSS positive and PANNS negative subscale scores, the Marder Factor scores and the PANSS responder rate, defined as the percentage of patients with at least 30% reduction from baseline in the PANSS total score. Other measures will include the Short-Form Six-Dimension, or SF-6D, which is a quality-of-life measure, and the Brief Assessment of Cognition in Schizophrenia, or the BACS.

The diagrams below summarize the design of the two trials:

In parallel, we will be prioritizing nonclinical and clinical safety pharmacology studies, including hepatic and renal insufficiency studies and an eight-week ambulatory blood pressure monitoring trial, along with other registration-enabling studies.

Darigabat

We are developing darigabat for the treatment of both epilepsy and anxiety. Darigabat was rationally designed as an orally bioavailable, twice-daily PAM that selectively targets the alpha-2/3/5 subunits of the GABAA receptor. We believe that by having minimal activity via the alpha-1 subunit-containing GABAA receptor, darigabat can minimize the negative side effects of sedation and potential for tolerance and addiction seen with traditional non-selective GABAA receptor modulators, such as BZDs. To our knowledge, darigabat is the only alpha-2/3/5-selective GABAA receptor PAM being evaluated in clinical trials for epilepsy. Based on extensive clinical and preclinical data generated to date, including positive data from a Phase 2 proof-of-principle photoepilepsy trial, we initiated REALIZE, a Phase 2 proof-of-concept trial in patients with focal epilepsy, in the second half of 2020, with data expected in the second half of 2022. The focal epilepsy population is the largest subpopulation of epilepsy patients and is often studied to establish proof-of-concept in the development of an AED. In February 2022, we announced positive topline results for a Phase 1 trial of darigabat in acute anxiety in healthy volunteers. Both doses of darigabat demonstrated clinically meaningful and statistically significant anxiolytic activity compared with placebo in this proof-of-principle trial. Darigabat was generally well-tolerated in this trial, with no serious adverse events and no discontinuations in the darigabat cohorts. We intend to pursue development of darigabat in anxiety-related disorders.

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

Anxiety Background

Anxiety disorders are the most common form of mental illness in the United States, affecting over 45 million adults or 15% of the U.S. population. Globally, over 370 million people are impacted by an anxiety disorder of some kind. The most common types of anxiety disorders include panic disorder, generalized anxiety disorder, or GAD, and social anxiety. The social impact of anxiety disorders includes increased risk of suicide, reduced achievement in work and school, increased risk of absenteeism, co-morbid depression, potential for substance abuse and higher healthcare costs.

Panic disorder is a common anxiety disorder with an estimated global lifetime prevalence varying between 1.7% and 4.7% in general population samples. Panic disorder may cause significant psychological and physical distress and is characterized by recurrent unexpected panic attacks that disrupt activities of daily living. Patients with panic attacks experience persistent concern about having additional attacks and worry about the implications of the attack or its consequences. Panic disorder can also be associated with a significant change in behavior related to the attacks, such as agoraphobia.

GAD is a chronic condition characterized by excessive anxiety and worry that is out of proportion to actual context and causes significant distress or functional impairment. GAD is a common disorder affecting approximately 5.7% of individuals at some point in their life, with approximately one-third of cases considered to be severe. Rates of full remission have been observed to be low, with recovery rates of less than 60% after a 12-year follow-up. In clinical trials of approved treatments, the rates of remission observed are typically less than 50%.

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

We believe that by selectively targeting the alpha-2/3/5 subunits of the GABAA receptor and sparing the alpha-1 subunit, darigabat has the potential to provide BZD-like anxiolytic activity with an improved tolerability profile that could enable patients to move from the current standard of episodic dosing to a daily maintenance treatment regimen. In particular, we believe darigabat has the potential to minimize or avoid tolerability issues seen with BZDs that mostly limit them to acute, episodic use, such as sedation, risk of abuse, withdrawal and development of tolerance.

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

2.
Receptor pharmacology—PAM: Darigabat is an orally bioavailable, brain-penetrant, twice-daily small molecule with a novel selectivity profile. Darigabat is designed as a PAM to increase the effect of endogenous GABA without blocking or overexciting normal neural activity and with a lower propensity for development of tolerance. Furthermore, reduced functional activity at alpha-2 subunit containing GABAA receptors of darigabat relative to the non-selective BZDs has the potential to minimize receptor desensitization that leads to the development of tolerance. We believe anticonvulsant activity with this optimized activity at alpha-2 subunit-containing GABAA receptors of darigabat is then achieved potentially through high levels of receptor occupancy due to minimal activity at alpha-1 subunit-containing GABAA receptors. Based on PET characterization, doses of darigabat used in clinical trials reached at least 80% receptor occupancy without causing dose-limiting AEs; notably, to date, there have been no reports of sedation with single doses of darigabat up to 100 mg and multiple doses up to 42.5 mg BID. In contrast, non-selective BZDs cause sedation at receptor occupancy levels of approximately 10-20%.
3.
Clinical and preclinical evaluation: Darigabat has been evaluated in 343 subjects, including healthy volunteers and patients across multiple indications. Across 10 completed clinical trials, darigabat was generally well tolerated. In a Phase 1 multiple-dose trial in healthy volunteers, darigabat administration resulted in no reports of sedation and low rates of somnolence compared to that reported with the commonly prescribed BZD lorazepam that generally resolved after titration, even up to dose levels consistent with receptor occupancy of approximately 80%. In addition, darigabat has demonstrated clinical proof-of-principle in a Phase 2 photoepilepsy trial and anti-epileptic activity in multiple rodent models of epilepsy. In February 2022, we announced positive topline results for a Phase 1 trial of darigabat in acute anxiety in healthy volunteers. Both doses of darigabat demonstrated clinically meaningful and statistically significant anxiolytic activity compared with placebo in this proof-of-principle trial. Darigabat was generally well-tolerated in this trial, with no serious adverse events and no discontinuations in the darigabat cohorts.

Based on these differentiating features, we believe darigabat has the potential for anti-epileptic and anxiolytic activity comparable to currently available BZDs but with reduced tolerance, sedation and withdrawal liabilities, which may enable chronic use.

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

In anxiety, we believe darigabat has the potential to provide anxiolytic benefit while minimizing the limiting tolerability effects of non-selective GABAA PAMs such as BZDs, with the possibility of shifting the treatment paradigm from episodic use of BZDs in response to anxiety attacks to a well-tolerated, daily maintenance regimen.

Pending the results of our planned trials, we believe darigabat could potentially change the paradigm of care for epilepsy and anxiety, moving GABAA receptor modulators earlier in the treatment paradigm and from acute therapy to chronic therapy.

Clinical Trials

Darigabat has been evaluated in 343 subjects across 10 prior clinical trials in both patients and healthy volunteers. In a Phase 2, double-blind, crossover trial in photoepilepsy patients comparing darigabat to the commonly prescribed BZD lorazepam and to placebo, darigabat demonstrated anti-epileptic activity similar to lorazepam. In this trial, six out of seven patients taking darigabat achieved complete suppression of epileptiform activity evoked by flashing lights. In a Phase 1 trial comparing darigabat to lorazepam, healthy volunteers were assessed using the NeuroCart CNS test battery. Compared to lorazepam, darigabat demonstrated a greater reduction in saccadic peak velocity, a biomarker indicating engagement of selective alpha-2/3 subunit-containing GABAA receptors, while having reduced effects on motor coordination and cognition. Furthermore, in a Phase 1 MAD trial, darigabat showed no dose-related somnolence, even at dose levels consistent with receptor occupancy of approximately 80%. In addition, across several multiple-dose trials, darigabat has shown no evidence of withdrawal effects, a common problem with BZDs. Along with PK, PD and safety margin analyses, dose selection for trials with darigabat was informed by a Phase 1 PET receptor occupancy trial in healthy volunteers. Taken together, we believe these data suggest that darigabat may have the potential for anti-epileptic activity comparable to currently available BZDs, with reduced sedation, tolerance and withdrawal liabilities. We initiated a Phase 2 proof-of-concept trial in patients with focal epilepsy in the second half of 2020, with data expected in the second half of 2022. In February 2022, we announced positive topline results for a Phase 1 trial of darigabat in acute anxiety in healthy volunteers. Both doses of darigabat demonstrated clinically meaningful and statistically significant anxiolytic activity compared with placebo in this proof-of-principle trial. Darigabat was generally well-tolerated in this trial, with no serious adverse events and no discontinuations in the darigabat cohorts. We intend to pursue development of darigabat in anxiety-related disorders.

The table below provides an overview of all clinical trials of darigabat completed to date, including trials in indications other than epilepsy.

Trial Number	Phase	Trial End Date	Subjects (Darigabat/Total)	Design
B7431001(1)	Phase 1	July 2014	45/45	First-in-human single ascending dose in healthy volunteers; NeuroCart CNS battery to assess PD; active control (lorazepam) cohort
B7431002	Phase 1	July 2014	40/50	Multiple ascending dose in healthy volunteers
B7431004	Phase 1	Aug 2014	5/5	PET single dose in healthy volunteers
B7431008	Phase 1	Sept 2014	12/12	Food effect single dose in healthy volunteers
B7431003	Phase 1	Nov 2014	19/20	PainCart battery, single dose, crossover with active control (pregabalin) in healthy volunteers
B7431006	Phase 2	Aug 2015	74/222	Placebo- and active-controlled (naproxen), multiple dose in chronic low back pain patients
B7431007	Phase 2	Oct 2015	72/90	Placebo-controlled, multiple dose in generalized anxiety disorder patients
B7431005(1)	Phase 2	Feb 2017	7/7	Placebo- and active-controlled (lorazepam) single dose crossover in photoepileptic patients
B7431011(1)	Phase 1	Feb 2018	15/19	Multiple ascending dose in healthy volunteers
CVL-865-HV-001(1)	Phase 1	Dec 2021	36/54	Placebo- and active-controlled (alprazolam) multiple dose crossover of healthy volunteers in a CO2 inhalation model
(1)
Most relevant trials discussed in greater detail in the following section.

Selected Darigabat Clinical Trials

Phase 1 Trial in Acute Anxiety

In February 2022, we announced positive topline results for a Phase 1 trial of darigabat in acute anxiety in healthy volunteers. The Phase 1 proof-of-principle trial was a three-cohort, randomized, double-blind, placebo- and active-controlled, crossover trial in healthy volunteers. The primary objective of the trial was to evaluate the anxiolytic effects of multiple doses of darigabat using an experimental medicine model of carbon dioxide (CO2) inhalation that is associated with symptoms of anxiety/panic in healthy volunteers. This model is known to be sensitive to the effects of drugs approved for the treatment of anxiety, including benzodiazepines and SSRIs.

This trial was designed with a maximum duration of approximately thirteen weeks and consisted of a screening/baseline period, a treatment period and a follow-up period. During the screening/baseline period, subjects were exposed to the CO2 challenge, and only subjects who were sensitive to the anxiogenic effects of 35% CO2 double-breath inhalation at screening were eligible for randomization during the treatment period. Each treatment period consisted of eight days of dosing followed by the CO2 challenge performed after dosing on Day 8. Adverse events were reported via participant queries approximately four times daily. The trial was conducted as a two-period, two-sequence crossover design comparing multiple doses of high-dose darigabat (25 mg BID), low-dose darigabat (7.5 mg BID), and alprazolam (1 mg BID) against placebo. Three cohorts of 18 subjects, for a total of 54 subjects, completed the trial. The primary endpoint of the trial was the change in the Panic Symptoms List, or

PSL-IV, total score, which includes 13 symptoms scored across a range of 0 (absent) to 4 (very intense) and is commonly used to assess panic/anxiety. The design of this trial is illustrated below:

Pharmacodynamic Results

After eight days of treatment, the darigabat 7.5 mg and 25 mg twice-daily doses demonstrated a 3.9 point (p=0.036) and 4.5 point (p=0.008) placebo-adjusted improvement, respectively, on the primary endpoint of the Panic Symptoms List (PSL-IV) total score. The alprazolam 1 mg twice-daily dose demonstrated a 1.6 point (p=0.286) placebo-adjusted improvement on the PSL-IV total score. These results are illustrated below:

Difference versus Placebo (LS Mean ± SE)
1
0
-1
-2
-3
-4
-5
-6
-7
Difference versus Placebo (LS Mean ± SE)
p= 0.036
p= 0.008
p= 0.286
Darigabat
7.5 mg BID
Darigabat
25 mg BID
Alprazolam
1 mg BID

These positive results were further supported by the secondary endpoint, change in the Fear Visual Analog Scale, or VAS Fear score, which demonstrated a 12.8 point (p=0.026), 7.8 point (p=0.282), and 0.9 point (p=0.876) placebo-adjusted improvement for the darigabat 7.5 mg, 25 mg, and alprazolam 1 mg twice-daily doses, respectively. These results are illustrated below:

Difference versus Placebo (LS Mean ± SE)
Difference versus Placebo (LS Mean ± SE)
10
5
0
-5
-10
-15
-20
-25
p= 0.026
p= 0.282
p= 0.876
Darigabat
7.5 mg BID
Darigabat
25 mg BID
Alprazolam
1 mg BID

Darigabat was generally well-tolerated in this trial, with no SAEs and no treatment-related discontinuations in the darigabat cohorts. Ninety-seven percent of AEs reported in the two darigabat treatment cohorts were considered mild. The remainder were considered moderate and there were no severe AEs in the darigabat treatment arms.

	Placebo (Combined) (N=56)	Alprazolam 1 mg BID (N=20)	Darigabat 7.5 mg BID (N=18)	Darigabat 25 mg BID (N=18)
Subjects with TEAE	28 (50%)	18 (90%)	13 (72%)	17 (94%)
Mild	26 (46%)	18 (90%)	12 (67%)	16 (89%)
Moderate	1 (2%)	0	1 (6%)	1 (6%)
Severe	1 (2%)	0	0	0
Subjects with Serious TEAE	0	0	0	0
Subjects with TEAE Leading to Discontinuation	1 (2%)	0	0	0
Subjects with TEAE Related to IMP	15 (27%)	17 (85%)	13 (72%)	17 (94%)
TEAE, treatment emergent adverse event; BID, twice daily; IMP, investigational medicinal product

The most common AEs included bradyphrenia, dizziness, somnolence, fatigue and disturbance in attention, and the AEs observed were consistent with previous trials of darigabat in healthy volunteers. The AEs with an incidence greater than or equal to 10% in any active arm which were observed more frequently than placebo are summarized below.

	Placebo (Combined) (N=56)	Alprazolam 1 mg BID (N=20)	Darigabat 7.5 mg BID (N=18)	Darigabat 25 mg BID (N=18)
Bradyphrenia	1 (2%)	1 (5%)	2 (11%)	9 (50%)
Dizziness	1 (2%)	3 (15%)	6 (33%)	8 (44%)
Somnolence	2 (4%)	10 (50%)	4 (22%)	8 (44%)
Disturbance in attention	0	0	2 (11%)	6 (33%)
Fatigue	6 (11%)	11 (55%)	5 (28%)	5 (28%)
Headache	12 (21%)	0	3 (17%)	5 (28%)
Balance disorder	1 (2%)	2 (10%)	2 (11%)	3 (17%)
Abdominal pain upper	0	0	0	2 (11%)
Dizziness postural	0	1 (5%)	0	2 (11%)
Euphoric mood	0	0	2 (11%)	2 (11%)
Insomnia	0	1 (5%)	0	2 (11%)
Musculoskeletal pain	0	0	0	2 (11%)
Nausea	3 (5%)	2 (10%)	3 (17%)	1 (6%)
Feeling of relaxation	0	0	3 (17%)	0
Drug withdrawal syndrome	0	3 (15%)	0	0
Nasopharyngitis	1 (2%)	0	2 (11%)	0
Dry mouth	1 (2%)	0	2 (11%)	0
Abnormal dreams	0	2 (10%)	0	0
Listless	0	2 (10%)	0	0
Dysmenorrhoea	2 (4%)	2 (10%)	0	0

This trial demonstrated the anxiolytic potential of darigabat based on reduction of acute anxiety/panic evoked by CO2 inhalation in healthy subjects. We intend to pursue development of darigabat in anxiety-related disorders.

Phase 2 Trial in Photoepilepsy

In February 2017, Pfizer completed Trial B7431005, a randomized, placebo- and active-controlled, cross- over, proof-of-principle, Phase 2 trial designed to evaluate the efficacy of darigabat in photoepilepsy using lorazepam as an active control.

Pharmacological effects in photoepilepsy proof-of-principle trials are correlated with a higher likelihood that positive results will be observed in the clinical epilepsy population. As such, it has historically been utilized as a tool to quantitatively predict efficacy in epilepsy. Doses corresponding to a 50% to 100% response in these proof-of-principle trials for a range of well-precedented and clinically characterized anticonvulsive agents were found to be within two-fold of the minimally efficacious doses used in focal or generalized epilepsy. These data provide support for the translatability of the photoepilepsy model to other epilepsy states.

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

Patients were exposed to intermittent bursts of light with different flash frequencies (intermittent photic stimulation) to establish the standardized photosensitivity range, or SPR, at which electroencephalographic, or EEG epileptiform activity (photoparoxysmal response, or PPR) was observed. Flashes were administered at standard frequencies, with the SPR being the range of frequencies over which EEG epileptiform activity occurred. The maximum SPR was 14 with a minimum of 0, where an SPR of 0 indicates complete suppression of EEG epileptiform activity.

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

PD activity of darigabat in this trial was observed for the desired alpha-2/3 driven pharmacology, as demonstrated by SPV and surpassed the effect size demonstrated by lorazepam. The undesired, primarily alpha-1-driven pharmacology, as demonstrated by body sway and adaptive tracking, was observed to be lower for darigabat than with lorazepam. The full results from this trial are summarized below:

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

Dose-response effects of darigabat were also observed on saccadic reaction time, saccadic inaccuracy, visual analogue alertness and average reaction time for correct words.

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

Eighteen healthy adult volunteers were enrolled and randomized into two cohorts and received twice daily, or BID, oral doses of darigabat over 21 days. One additional patient was enrolled into the trial but was withdrawn due to non-compliance. Each cohort included seven or eight subjects dosed with darigabat and two subjects dosed with placebo. All subjects received increasing doses of darigabat during the titration period in the first seven days, and the target dose was maintained for the remaining 14 days of the treatment period. In Cohort 1, subjects received 5 mg BID for three days, 12.5 mg BID for four days and 25 mg BID for 14 days. In Cohort 2, subjects received 5 mg BID for two days, 12.5 mg BID for two days, 25 mg BID for three days and 42.5 mg BID for 14 days. Serial PK samples were collected at selected time points on days one and 21. Safety evaluations conducted throughout the trial included AE monitoring, clinical laboratory tests, vital signs, electrocardiograms, or ECGs, and physical examinations.

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

Incorporation by Reference

For more information about additional prior clinical trials and preclinical studies of darigabat, please see pages 23 to 24 and 27 to 28 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which are incorporated herein by reference.

Ongoing Clinical Trials

REALIZE: Phase 2 Proof-of-Concept Trial in Focal Epilepsy

We are investigating darigabat in a Phase 2 proof-of-concept trial in approximately 150 patients with focal epilepsy. The focal epilepsy population is the largest subpopulation of epilepsy patients, and it is often studied to establish proof-of-concept in AED development. The diagram below summarizes the design of the trial:

This trial is designed to be a multi-center, randomized, double-blind, placebo-controlled, parallel-group trial to assess the efficacy, safety and tolerability of darigabat as adjunctive therapy in adult patients with focal epilepsy. The trial population will include patients with an appropriate severity level of disease to allow for the detection of anticonvulsant activity with darigabat. The key inclusion criteria include: (1) men and women 18 to 75 years of age with a diagnosis of epilepsy with focal onset as defined by the International League Against Epilepsy as focal aware, focal impaired awareness and focal to bilateral tonic-clonic seizures for at least two years; (2) drug resistance, defined as lack of seizure control despite the use of at least two prior AEDs; (3) current treatment with at least one but no more than three AEDs and (4) a history of an average of four or more spontaneous and observable seizures per 28-day period for at least three months.

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

Tavapadon

We are developing our most advanced product candidate, tavapadon, as both a monotherapy and adjunctive therapy to levodopa, or L-dopa, as a treatment for early- and late-stage Parkinson’s, a neurodegenerative disorder characterized by the death of dopamine-producing neurons in the brain, respectively. Tavapadon was rationally designed as an orally bioavailable, once-daily partial agonist that selectively targets dopamine D1/D5 receptor subtypes with the goal of balancing meaningful motor control activity with a favorable tolerability profile. To our knowledge, tavapadon is the only D1/D5 receptor partial agonist currently in clinical development for Parkinson’s and the first oral D1/D5 receptor agonist to have achieved sustained motor control improvement in Phase 2 trials of Parkinson’s. Based on extensive clinical data generated to date, including from three Phase 2 trials, we initiated a registration-directed Phase 3 program beginning in January 2020, which includes two trials in early-stage Parkinson’s, known as TEMPO-1 and TEMPO-2, one trial in late-stage Parkinson’s, known as TEMPO-3, and an open-label extension trial, known as TEMPO-4. We expect initial data from our Phase 3 program to be available beginning in the first half of 2023.

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

2.
Receptor pharmacology—partial agonist: Tavapadon is an orally bioavailable, brain-penetrant small molecule with a 24-hour half-life that is designed to enable once-daily dosing by providing sustained motor benefit during the crucial morning wake period and throughout the day. Tavapadon is designed as a partial agonist of the D1/D5 receptor subtypes to (1) act as a surrogate for the natural dopamine production lost as a result of the death of dopamine-producing neurons and (2) activate the D1/D5 receptor subtypes at levels that maximize motor benefit while reducing the prolonged receptor overexcitation and desensitization caused by full agonists, which can lead to dyskinesias and exacerbation of “off” time resulting from L-dopa. Despite the recognized therapeutic potential of selective D1 activation, earlier attempts by others to develop D1/D5 receptor agonists failed due to limited oral bioavailability and brain penetration, short half-lives and other PK limitations. Tavapadon has been designed with a novel chemical structure that is intended to avoid the shortcomings of prior compounds. Tavapadon’s partial agonism is illustrated below. As compared to a full agonist, tavapadon avoids sustained full activation of D1/D5 receptor subtypes.

3.
Clinical and preclinical evaluation: Tavapadon has been evaluated in 294 subjects in multiple Phase 1 and Phase 2 trials, including in both the early- and late-stage Parkinson’s patient populations required for a broad Parkinson’s indication. Across all Phase 1b and Phase 2 trials completed to date, tavapadon has demonstrated motor control benefit with lower levels of somnolence and impulse control side effects than would be anticipated with D2/D3-preferring agonists. In addition, preclinical studies of tavapadon in a translationally relevant non-human primate model demonstrated robust and persistent activity and reduced incidence of dyskinesias. Tavapadon’s lack of abuse potential was also supported by a series of non-human primate studies.

We believe the expected clinical profile of tavapadon has the potential to become a standard of care across the treatment spectrum for both early- and late-stage Parkinson’s patients.

High-functioning early-stage Parkinson’s patients have adequate motor control on monotherapy with D2/D3-preferring agonists, but the side effects of these therapies are often more debilitating than Parkinson’s symptoms. On the other hand, while MAO-B inhibitors have a favorable side effect profile, only a small percentage of early-stage Parkinson’s patients are well-controlled on this class of drug due to limited efficacy. We believe that tavapadon’s potential for motor benefit similar to D2/D3-preferring agonists with a lower likelihood of their commonly-occurring severe side effects (such as excessive somnolence, hypotension and impulsive behavior) could ultimately enable tavapadon to displace these agents among early-stage Parkinson’s patients.

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

Clinical Trials

As part of an extensive clinical program, tavapadon has been evaluated across 11 prior clinical trials, including five Phase 1 trials in healthy volunteers, three Phase 1/1b trials in patients with Parkinson's and three Phase 2 trials. A total of 294 subjects, including 113 healthy volunteers and 181 patients with Parkinson’s, have been exposed to tavapadon in completed trials.

Tavapadon has demonstrated activity in the treatment of motor symptoms, both as a monotherapy and as an adjunct to L-dopa. An open-label, multi-dose, Phase 1b trial of tavapadon demonstrated reduction in motor symptoms at the 15 mg dose, with a magnitude of effect comparable to results seen in the L-dopa arm of the trial and a duration consistent with tavapadon’s 24-hour half-life.

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

Across the 11 clinical trials completed to date, tavapadon has consistently demonstrated what we believe to be a favorable tolerability profile as well as a PK profile with a 24-hour terminal half-life. Commonly reported AEs leading to discontinuation of tavapadon across all the clinical trials were nausea, vomiting, dyskinesia, falling, fatigue and sleep disorder. The occurrence of nausea increased with tavapadon dose and was often related to the rate of titration, which is a well-known occurrence with most dopamine receptor agonists. We believe that these gastrointestinal effects may be mitigated by the slower titration method that we plan to use in our registration-directed Phase 3 program. Headache was the most commonly reported CNS-related event across all clinical trials. Other commonly reported CNS-related AEs included dizziness, somnolence and tremor. The majority of all observed AEs were mild to moderate in severity.

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

The table below provides an overview of all clinical trials completed to date for tavapadon.

Trial Number	Phase	Trial End Date	Patients (Tavapadon/ Total)	Design
B7601001	Phase 1	Feb 2014	18/18	Single ascending dose in healthy volunteers
B7601002	Phase 1	Apr 2015	61/77	Multiple ascending dose in healthy volunteers
B7601007	Phase 1	Dec 2014	9/9	Single ascending dose in healthy volunteers with an antiemetic
B7601006	Phase 1	Sept 2017	11/11	CYP3A drug-drug interaction
B7601009	Phase 1b	Feb 2016	18/18(1)	Placebo-controlled single ascending dose in Parkinson’s patients who were receiving L-dopa
B7601005(2)	Phase 1b	Mar 2016	45/50(1)	Open-label multiple ascending dose in Parkinson’s patients with L-dopa
B7601003(2)	Phase 2	Nov 2017	85/108(1)	Adjunct with L-dopa in late-stage Parkinson’s patients
B7601011(2)	Phase 2	Jan 2018	29/57	Monotherapy in early-stage Parkinson’s patients
B7601017	Phase 2	Oct 2017	5/5(1)	Open-label extension for patients in Trial B7601003
CVL-751-HV-001	Phase 1	Nov 2020	8/8	Open-label single dose ADME trial in healthy volunteers
CVL-751-PD-005	Phase 1	Feb 2021	12/12	Open-label, adaptive, single and/or multiple dose food effect trial in Parkinson’s patients
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

Hoehn and Yahr scale		Modified Hoehn and Yahr scale
1:	Unilateral involvement only usually with minimal or no functional disability	1.0:	Unilateral involvement only
2:	Bilateral or midline involvement without impairment of balance	1.5:	Unilateral and axial involvement
3:	Bilateral disease: mild to moderate disability with impaired postural reflexes; physically independent	2.0:	Bilateral involvement without impairment of balance
4:	Severely disabling disease; still able to walk or stand unassisted	2.5:	Mild bilateral disease with recovery on pull test
5:	Confinement to bed or wheelchair unless aided	3.0:	Mild to moderate bilateral disease; some postural instability; physically independent
		4.0:	Severe disability; still able to walk or stand unassisted
		5.0:	Wheelchair bound or bedridden unless aided

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

Selected Trials in Parkinson’s Disease

Phase 1b Multiple Ascending Dose Trial

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

As shown below, on day 22, the last day of Period 2, administration of tavapadon in one of the 15 mg cohorts of 11 patients demonstrated a sustained MDS-UPDRS Part III motor score benefit for up to 12 hours. The magnitude of motor benefit was comparable to what had been observed following a single administration of L-dopa in Period 1, the previously discussed L-dopa responsiveness test, in this cohort. A reduction of about 10 points from baseline was observed at time zero, just before dosing, on day 22, demonstrating the sustained effect of tavapadon 24 hours after the previous dose. We believe this observation of sustained benefit supports the potential for once-daily dosing of tavapadon. Patients in the 5 mg and 25 mg cohorts also observed sustained and what we believe to be clinically relevant motor benefit over eight hours, albeit with less magnitude than the 15 mg cohort. In the 15 mg cohort with dyskinetic patients, only three of the six patients dosed with tavapadon completed the trial, resulting in too small of a dataset to draw meaningful conclusions.

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

Phase 2 Trial in Early-Stage Parkinson’s

In January 2018, Pfizer concluded Trial B7601011, a 15-week, double-blind, randomized, placebo-controlled, flexible dose Phase 2 trial designed to evaluate the efficacy, safety and tolerability of tavapadon in patients with early-stage Parkinson’s. As discussed below, Pfizer terminated this early-stage Parkinson’s trial early based on the results from the Phase 2 late-stage Parkinson’s trial.

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

•
At week 15, 50% of patients treated with tavapadon reported being “much improved” or “very much improved” on the PGI-I, compared with 25% in the placebo group (p=.0393). The PGI-I is a patient-reported outcome and an important qualitative assessment of meaningful change in overall patient condition and well-being.
•
At weeks nine and 15, across all dose levels, tavapadon demonstrated a 1.0 and 1.1 point improvement, respectively, relative to placebo on the MDS-UPDRS Part II total score, which measures motor aspects of experiences of daily living. Because sample sizes were small and the trial was not powered to show significance on this endpoint, these changes were not statistically significant. Since each item evaluated by the MDS-UPDRS II total score measures daily function, we believe that any measurable improvements over placebo would be considered clinically relevant.
•
At weeks nine and 15, there was no statistically significant difference between the tavapadon and placebo groups in somnolence as measured by the ESS. Somnolence is a known side effect of D2/D3-preferring agonists.
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

Phase 2 Trial Late-Stage Parkinson’s

In November 2017, Pfizer concluded Trial B7601003, a randomized, double-blind, placebo-controlled dose-ranging Phase 2 trial designed to evaluate the efficacy, safety and tolerability of tavapadon as an adjunct therapy for patients on L-dopa experiencing motor fluctuations due to Parkinson’s.

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

The table below summarizes treatment-related AEs occurring in two or more subjects during this trial, which were generally consistent with the other clinical trials of tavapadon completed to date:

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

Safety and Tolerability Data

To date, 294 subjects have received at least one dose of tavapadon across 11 clinical trials, including healthy volunteers in five Phase 1 trials and patients with Parkinson’s in three Phase 1/1b trials and three Phase 2 trials. Across these trials, tavapadon was generally well tolerated up to a titrated dose of 15 mg QD in patients with Parkinson's. A dose-dependent increase in the frequency of nausea and headache was observed across all trials. Most AEs were self-limited and mild to moderate in severity, with nausea, vomiting, dyskinesia, fall, fatigue, sleep disorder and tremors being common AEs leading to discontinuation of tavapadon.

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

There were no observations of notable differences in laboratory results, parameters or suicidality assessments between tavapadon and placebo. An analysis of multi-dose cohorts in Phase 1 trials in healthy volunteers and Parkinson’s patients, including patients who were treated at doses of up to 25 mg QD of tavapadon, did not suggest that tavapadon prolongs the QTc interval, an ECG measurement used to assess the risk of potential cardiac arrhythmias, corrected for heart rate by Fridericia’s formula. Transient prolongation of group mean QTc interval of up to 11 milliseconds was observed in single dose trials in healthy volunteers and in Parkinson’s patients. However, QTc interval prolongation was not observed in any multi-dose trials. Based on our end-of-Phase 2 meeting with the FDA where we presented single-dose ECG, multiple-dose ECG and a model-based analysis of Phase 1 data, we plan to collect time- matched PK and ECG measures in a subset of patients as a sub-study in our ongoing Phase 3 fixed-dose early-stage Parkinson’s trial. A stand-alone thorough QT study was not required by the FDA and is not planned.

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

Incorporation by Reference

For more information about additional prior clinical trials and preclinical studies of tavapadon, please see pages 34 to 35 and 43 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which are incorporated herein by reference.

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

TEMPO-4: Open-Label Extension Trial

Patients who complete any of the three Phase 3 trials will have the option to be rolled into TEMPO-4, a 58-week open-label extension trial, which will also be open to patients who did not participate in any of the Phase 3 trials. This trial is designed to provide sufficient safety data to support potential registration, including enough patients with completed six-month and 12-month treatment durations to meet the requirements for long-term safety evaluation of chronic use products at the time of an NDA submission. Based on our enrollment estimates for the Phase 3 program and the safety database required to support an NDA filing, we expect the open-label extension trial will remain ongoing at the time of NDA submission. In addition to supporting the NDA package, this open-label extension trial will allow us to collect additional long-term data on efficacy and side-effect profile to further inform how physicians might use tavapadon in the treatment paradigm.

CVL-871

CVL-871 is a selective partial agonist of the dopamine D1/D5 receptor subtypes specifically designed to achieve a modest level of partial agonism, which we believe may be useful in modulating the complex neural networks that govern cognition, motivation and behavior. Dopamine acting on D1/D5 receptor subtypes in the cortex and midbrain plays a key role in the finely-tuned and dynamic neural network that modulates cognitive function, reward-processing and decision-making. In patients with Parkinson’s, we have observed that improving motor symptoms requires higher levels of partial agonism to offset the large losses in dopaminergic neurons in the motor cortex. In contrast, dementia patients require a more finely-tuned modulation of the neural networks that govern cognition, motivation and behavior to normalize the dynamic range. As such, we have designed CVL-871 to have a lower level of partial agonism than tavapadon. The hypothesis for using D1/D5 receptor subtype partial agonism to treat dementia-related apathy is informed by clinical trials of other compounds where increases in dopamine activity resulted in a statistically significant improvement on apathy scales. We believe CVL-871 may possess an optimal profile to target this new indication due to the degree to which it activates relevant dopamine circuits within the brain and its favorable clinical tolerability profile observed to date. We are currently conducting an exploratory Phase 2a dose-ranging trial in dementia-related apathy with data expected in the first half of 2023.

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

While clinicians, patients and caregivers have been challenged by this symptom, there are no currently approved therapies for dementia-related apathy. The FDA has demonstrated interest in development of a therapy for this indication and we are interacting with the agency to define the regulatory requirements and clinical development plan to achieve this novel indication. Pharmacologic treatment of patients is comprised primarily of acetylcholinesterase inhibitors, SSRIs and psychostimulants such as methylphenidate. Acetylcholinesterase inhibitors, such as donepezil and rivastigmine, which are typically prescribed for Alzheimer’s patients to improve cognition, have shown no proven effects on apathy in clinical trials. Though patients are sometimes prescribed SSRIs and antidepressants, use of these medications for apathy treatment in dementia is not supported by clinical evidence and the latest evidence suggests they may actually contribute to worsening symptoms.

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
2.
Receptor pharmacology—partial agonist: CVL-871 is an orally bioavailable, brain-penetrant small molecule with a 24-hour half-life. Both CVL-871 and tavapadon are designed as partial agonists to the D1/D5 receptors to a lesser extent than the natural ligand dopamine. CVL-871 has a reduced level of activation compared to tavapadon, which we believe facilitates optimal activation of D1/D5 receptor subtypes in brain regions that control motivation and reward. These neural networks require more finely-tuned modulation to normalize the dynamic range, and the reduced partial agonism of CVL-871 is designed to restore, but not exceed, the optimal level of stimulation that is thought to be most associated with cognition and apathy. CVL-871’s reduced partial agonism is illustrated below, as compared to tavapadon and a full agonist.

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

We believe CVL-871 could possess the optimal profile amongst D1/D5 receptor agonists to target hypothesized dopaminergic deficits in D1-mediated neural circuits related to motivation and reward processing, and clinical research suggests increased dopamine receptor activation may have a role in the treatment of dementia-related apathy.
Clinical Trials

Two Phase 1 trials of CVL-871 have been completed in a total of 58 subjects, including both healthy volunteers and Parkinson’s patients. In these trials, CVL-871 was observed to be generally well tolerated. Evidence of moderate improvement in motor symptoms, a measure of biological activity, was also observed, along with a PK profile that supports the potential for once-daily dosing. Consistent with CVL-871’s lower partial agonism, these studies showed a difference compared to tavapadon, including improved tolerability in healthy volunteers and a more modest magnitude of motor benefit in patients with Parkinson’s. Based on these findings, we are conducting an exploratory Phase 2a trial of CVL-871 in dementia-related apathy with data expected in the first half of 2023.

Ongoing Exploratory Phase 2a Clinical Trial

We are conducting an exploratory Phase 2a, multi-center, randomized, double-blind, placebo-controlled, parallel-group, 12-week, dose-ranging trial. The objective of the trial is to evaluate the safety, tolerability, and PD of two fixed doses of CVL-871 in male and female subjects aged 50 to 85 years who have clinically significant apathy and a diagnosis of mild to moderate dementia (inclusive of possible/probable Alzheimer’s disease dementia, possible/probable dementia with Lewy bodies, frontotemporal dementia or vascular dementia). The trial will include a four-week screening period, a 12-week treatment period, and a four-week safety follow-up period. Approximately 75 subjects will be enrolled and randomized in a 1:1:1 ratio to three treatment groups: 1 mg QD of CVL-871, 3 mg QD of CVL-871 or placebo, as shown in the figure below.

Several clinical assessments will be utilized to measure change in apathy severity during treatment, and these assessments will be evaluated as potential primary endpoint measures for late-stage trials. These include the Neuropsychiatric Inventory (NPI) apathy domain, the Neuropsychiatric Inventory-Clinician (NPI-C) apathy domain, the Dementia Apathy Interview and Rating (DAIR), and the Apathy Evaluation Scale-Clinician (AES-C). The NPI will also be used to assess changes in other neuropsychiatric symptoms. In addition, several measures will be utilized to assess changes in cognition, function (e.g. activities of basic living, and cognitive, functional, and behavioral performance), and caregiver burden. Data from this trial are expected in the first half of 2023.

Incorporation by Reference

For more information about additional prior clinical trials and preclinical studies of CVL-871, please see pages 48 to 49 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which are incorporated herein by reference.

Our Other Programs

CVL-354

CVL-354 is a KORA for the treatment of MDD and substance use disorder. Kappa opioid receptors, or KORs, are G-protein coupled receptors that are expressed throughout the CNS, but particularly in circuits linked to motivation and anxiety. KOR activation is associated with neural networks linked to stress, depression and anxiety. In substance use disorder specifically, our goal is to reduce the physical symptoms and anxiety associated with withdrawal and thereby help patients recovering from addiction to maintain abstinence. CVL-354 is a high potency KORA and has 30-fold selectivity for KOR over the mu opioid receptor, or MOR. Notably, CVL-354 has no agonist activity at the MOR. CVL-354 has shown robust activity in preclinical animal models. Our preclinical safety package to date demonstrated approximately 20-fold safety margins over predicted efficacious exposures, and we believe the data support dosing for up to 90 days in humans. We are currently conducting a Phase 1 SAD and MAD trial of CVL-354 in healthy volunteers.

CVL-047

CVL-047 is our selective PDE4 inhibitor (PDE4D-sparing) for the treatment of MDD and schizophrenia. Non-selective PDE4 inhibitors, including rolipram, have been reported to have shown antidepressant, antipsychotic, pro-cognitive and anti-inflammatory activity. However, gastrointestinal side effects such as nausea and emesis have been dose-limiting in all PDE4 inhibitors tested in clinical trials to date. The gastrointestinal side effects that have hindered development for non-selective PDE4 inhibitors are widely believed to be more specifically linked to inhibition of the PDE4D subtype. CVL-047 is designed to be more selective for PDE4A, PDE4B and PDE4C over PDE4D and has demonstrated promising overall preclinical properties. This has resulted in a reduced emetic response to treatment in non-human primate models, suggesting the potential for CVL-047 to deliver the benefits of PDE4 inhibition while minimizing the gastrointestinal side effects linked to PDE4D inhibition. CVL-047 has demonstrated antipsychotic activity in several preclinical assays, including the pre-pulse inhibition and conditioned avoidance response models. In addition to depression, we believe PDE4 inhibition has the potential to treat psychosis in schizophrenia.

M4 Agonist Program

We are also expanding our M4 franchise with additional product candidates that have pharmacology tailored to specific indications. Based on early preclinical evidence and strong biological rationale, we are evaluating highly-selective M4 full and partial agonists for potential use in psychosis. We are currently in the process of identifying and advancing a lead candidate for this program.

CVL-936

We are developing CVL-936 for the treatment of substance use disorder, with an initial focus on opioid use disorder. In order to maximize potential for activity, CVL-936, a selective dopamine D3-preferring, D2/D3 receptor subtype antagonist, was designed to block D3 signaling within the brain while also simultaneously reducing (but not fully inhibiting) signaling at the D2 receptor subtype. CVL-936 has shown encouraging activity in translationally relevant preclinical models of both cessation and relapse using nicotine and opioid-induced cues. We initiated a Phase 1 SAD trial in healthy volunteers in January 2020. We concluded dosing of Cohort 1 of the Phase 1 SAD trial after receiving sufficient clinical data for the intended purposes for this trial. We have completed a multiple dose canine EEG study and are evaluating the results of this study and the future of this program.

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

Incorporation by Reference

For more information about CVL-354, CVL-047, our M4 agonist program, CVL-936 and our LRRK2 inhibitor program, please see pages 50 to 56 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which are incorporated herein by reference.

Early Pipeline Target and Lead Identification Strategy

Our approach for target identification focuses on neuroscience targets with the highest levels of biological validation, as demonstrated through human pharmacological activity, our understanding of human disease biology and causal genetic association to disease. Through prioritizing a combination of both target tractability and target validation, we believe that we can more efficiently focus our early discovery efforts and resources on high probability of success opportunities that are the most likely to achieve clinical proof-of-concept, and ultimately, drug approval. Within our labs, we will leverage human genome sequencing and cutting-edge technologies such as genetically engineered brain organoids to identify causal relationships among single nucleotide polymorphs in idiopathic disease populations to identify novel associations between genetic pathways and disease. To date, we have successfully identified new targets that demonstrate gene dosage effects on disease phenotypes, including a pharmaceutically tractable gene that can both accelerate and reduce alpha-synuclein accumulation. Based on these data, we believe that we have the opportunity to identify compounds for use in modifying Parkinson’s through modulation of alpha-synuclein levels to potentially prevent or slow the advancement of the disease. Additionally, based upon human genetics, prior clinical trials and pharmacology studies, we have identified two novel targets that have the potential to address pruritis and pain.

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

In addition to wet lab technologies, we are also coupling our DEL approaches with artificial intelligence, or AI, assisted drug design. AI-based in silico drug design has made dramatic progress over the past several years in areas such as deep learning and generative adversarial network methods that have created an entirely virtual approach to designing potent and selective small molecules based upon predicted crystal structure of protein targets and potential small molecule epitope interactions. These AI-based drug design systems are trained on chemical binding and drug-target interactions to rapidly generate unique chemical matter for synthesis and testing. Reiterative refinement can generate novel chemical leads. Through a combination of unique starting material identified via DEL screening and refined design via AI, unique chemical leads can be efficiently generated, providing us with an advantage in compound optimization with the greatest likelihood of creating novel intellectual property. By combining these approaches for the identification of lead chemical structures, we can focus our research investment on higher value data generation for lead optimization.

Our internal research laboratories include capabilities aimed at discovering receptor-selective molecules with carefully designed pharmacological activity. We leverage electrophysiological and PD characterization to develop molecules that may be able to normalize neurocircuitry in neuroscience disease and minimize potential for side effects. We evaluate chemical leads in house using both physiological and behavioral approaches to characterize their neural activity at the level of the intact CNS in model organisms.

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently source all of our preclinical and clinical supply through third-party contract manufacturing organizations, or CMOs.

For clinical supply, we use CMOs who act in accordance with the FDA’s good laboratory practices, or GLP, and current good manufacturing practices, or cGMP, for the manufacture of drug substance and product. We expect to rely on third parties for our manufacturing processes and the production of all clinical supply drug substance and drug product. We use additional contract manufacturers to fill, label, package, store and distribute investigational drug products. It is our intent to identify and qualify additional manufacturers to provide active pharmaceutical ingredients, or APIs, and fill-and-finish services prior to submission of an NDA to the FDA for any product candidates that complete clinical development.

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

Schizophrenia

We are developing emraclidine for the treatment of schizophrenia. While there remains significant unmet need in schizophrenia, we may face competition from second-generation atypical antipsychotic treatments that work primarily by inhibiting D2 receptors as their primary mechanism of action. These drugs include: Abilify and Abilify Maintena, marketed by Otsuka Holdings; Invega Trinza and Invega Sustenna, marketed by Johnson & Johnson; Aristada, marketed by Alkermes; Zyprexa, marketed by Eli Lilly; Vraylar, marketed by Allergan; Caplyta, marketed by Intra-Cellular Therapies; and Latuda, marketed by Sumitomo Dainippon Pharma.

Additionally, we are aware of several product candidates in clinical development that are designed to modulate dopamine, serotonin and/or muscarinic receptors, including product candidates being developed by Acadia Pharmaceuticals, Sumitomo Dainippon Pharma, Minerva Neurosciences, Neurocrine Biosciences and Karuna Therapeutics.

Epilepsy

We are developing darigabat for the treatment of epilepsy. Darigabat may face competition from a variety of currently marketed therapies such as generic anticonvulsants, AEDs, sodium channel modulators and BZDs, as well as surgical options such as deep brain stimulation in patients who have failed polypharmacy. We may also face competition from XCOPRI® (cenobamate), which was developed by SK Life Sciences and was approved by the FDA in November 2019. Additionally, there are next-generation therapies in development harnessing the previously mentioned mechanisms of action, such as NBI-921352 (formerly known as XEN901) being developed by Neurocrine Biosciences and XEN1101 being developed by Xenon Pharmaceuticals.

We may also face competition from other companies developing next-generation GABAA receptor modulators such as Sage Therapeutics and Marinus Pharmaceuticals, among others, as well as several companies, such as VistaGen Therapeutics, developing molecules targeting the NMDA receptor as both antagonists and agonists. There are also several therapies that are either marketed or in development targeting rarer forms of epilepsy such as Lennox-Gastaut syndrome and Dravet Syndrome that could have efficacy in broader epileptic populations, including fenfluramine from Zogenix (which has announced that it has entered into a definitive agreement to be acquired by UCB) and cannabinoid-based therapies from GW Pharmaceuticals (now part of Jazz Pharmaceuticals).

Parkinson’s Disease

We are developing tavapadon for the treatment of early- and late-stage Parkinson’s. We may face competition from currently available treatments for both stages of disease, such as L-dopa, D2/D3-preferring agonists and MAO-B inhibitors as monotherapy or in combination, as well as deep brain stimulation devices by Medtronic Inc. and St. Jude Medical Inc., among others, for the later stages of disease. Additionally, we are aware of several potential symptomatic and disease-modifying therapeutics being developed by other pharmaceutical and biotechnology companies, including Denali, Prothena, Roche, Voyager Therapeutics, Prevail Therapeutics, Sage Therapeutics, Neurocrine Biosciences, Eli Lilly, AstraZeneca, and IRLAB Therapeutics, that are in various stages of clinical development. These companies are employing a variety of therapeutic modalities, including gene therapy and gene editing, in addition to small molecule chemistry, to address Parkinson’s.

Pfizer License Agreement

In August 2018, we entered into the Pfizer License Agreement pursuant to which we were granted an exclusive, sublicensable, worldwide license under certain Pfizer patent rights, and a non-exclusive, sublicensable, worldwide license under certain Pfizer know-how, to develop, manufacture and commercialize certain compounds and products, which currently constitute the product candidates included in the table in the section entitled “–Our Pipeline,” in the field of treatment, prevention, diagnosis, control and maintenance of all diseases and disorders in humans, subject to the terms and conditions of the Pfizer License Agreement. The license excludes the field of treatment, prevention, diagnosis, control and maintenance of inflammatory bowel diseases and disorders in humans by compounds or products exerting a therapeutic effect on the LRRK2 target, which is retained by Pfizer. Under the terms of the Pfizer License Agreement, Pfizer is granted a non-exclusive, sublicensable, royalty-free, worldwide license under intellectual property we develop during the term of the agreement for all purposes in the LRRK2 field retained by Pfizer. Additionally, Pfizer has an exclusive right of first negotiation in the event that we seek to enter into any significant transaction with a third party with respect to a product either globally or in certain designated countries. Significant transactions include exclusive licenses, assignments, sales, exclusive co-promotion arrangements, and other transfers of all commercial rights to a product globally or in certain designated countries, as well as exclusive distribution agreements globally or in certain designated countries.

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

As partial consideration for the licensed assets, we issued to Pfizer 3,833,333.33 shares of Old Cerevel Series A-2 Preferred Stock with an estimated fair value of $100.4 million or $26.20 per share. We also reimbursed Pfizer for $11.0 million of direct expenses related to the Pfizer License Agreement, bringing the total initial consideration to $111.4 million.

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

In addition, we are required to pay Pfizer commercial milestone payments up to an aggregate of $170.0 million per product when aggregate net sales of products under the Pfizer License Agreement in a calendar year first reach various thresholds ranging from $500.0 million to $2.0 billion. Each commercial milestone payment is payable only once upon first achievement of the applicable commercial milestone. If all of our product candidates included in the table in the section entitled “—Our Pipeline” achieve all of the commercial milestones, the total aggregate amount of such commercial milestones payable to Pfizer would total approximately $1.7 billion.

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

We have exclusive licenses under the Pfizer License Agreement to patent rights in the United States and numerous foreign jurisdictions relating to our product candidates. As of December 31, 2021, the patent rights in-licensed under the Pfizer License Agreement include:

•
For our dopamine D1 agonists, our portfolio includes eight patent families directed to various dopamine D1 agonists, compositions of matter and methods of treating dopamine D1-associated disorders, including schizophrenia, schizoaffective disorder, cognitive impairment, Parkinson’s disease, Alzheimer’s disease and dementia. Across these eight patent families, the portfolio includes 19 granted patents in the United States and 67 patents granted in foreign jurisdictions, including Canada, Japan, China or validated in various member states of the European Patent Office. Additionally, five patent applications have been allowed or are pending in the United States and foreign jurisdictions. A subset of the patents and patent applications in our dopamine D1 agonist portfolio relate to either or both tavapadon and CVL-871. For tavapadon, the applicable patents and pending patent applications are directed to tavapadon, compositions of matter and certain methods of treatment, including methods of treating Parkinson’s disease and apathy in Alzheimer’s disease, and, excluding any patent term adjustments or extensions, have a statutory expiration date in 2034. For CVL-871, the applicable patents and pending patent applications are directed to CVL-871, compositions of matter and certain methods of treatment, including methods of treating Alzheimer’s disease, dementia and cognitive impairment, and, excluding any patent term adjustments or extensions, have a statutory expiration date in 2034.
•
For our GABAA receptor modulators, our portfolio includes three patent families directed to various GABAA receptor modulators, compositions of matter and methods of treating GABAA receptor-associated diseases or disorders, including pain, epilepsy and anxiety. Across these three families, the portfolio includes three granted patents in the United States and 42 patents granted in foreign jurisdictions, including Canada, China, Japan or validated in various member states of the European Patent Office. Additionally, one patent application is pending in a foreign jurisdiction. A subset of the patents and patent applications in our GABAA receptor modulator portfolio relate to darigabat. For darigabat, the applicable patents and pending patent applications are directed to darigabat, compositions of matter and methods of treating various conditions, including pain, epilepsy and anxiety, and, excluding any patent term extensions, have a statutory expiration date in 2033.
•
For our muscarinic M4 positive allosteric modulators, our portfolio includes two patent families directed to various M4 PAMs, compositions of matter and methods of treating M4 receptor subtype associated diseases or disorders, including Alzheimer’s disease, schizophrenia, pain, addiction and sleep disorders. Across these two families, the portfolio includes two granted patents in the U.S. and 20 granted patents in foreign jurisdictions. Additionally, one application is pending in the U.S. and 31 applications are pending in foreign jurisdictions. A subset of the patent applications in our M4 positive allosteric modulator portfolio relate to emraclidine. For emraclidine, these pending patent applications are directed to emraclidine, compositions of matter and methods of treating schizophrenia, and, excluding any patent term adjustments or extensions, have a statutory expiration date in 2037.
•
For our dopamine D3 ligands our portfolio includes one patent family directed to various dopamine D3 ligands, compositions of matter and methods of treating diseases associated with dopamine D3 receptors, including Parkinson’s disease, schizophrenia, dementia, psychosis, depression, mania, anxiety, dyskinesias, substance addiction, renal insufficiency and impulse control disorder. This patent family relates to CVL-936. This family includes one granted patent in the U.S. and 18 granted patents in foreign jurisdictions, including Australia, Canada, China, Japan, Russia and validations in various member states of the European Patent Office. Additionally, one application is pending in the U.S. and three applications are pending in foreign jurisdictions. Excluding any patent term adjustments or extensions, any patents that have or may issue from this family have a statutory expiration date in 2037.
•
For our KOR antagonists, our portfolio includes one patent family directed to various KOR antagonists, compositions of matter and methods of modulating KOR and treating neurological disorders or psychiatric disorders, such as substance abuse disorders, depressive disorders, anxiety disorders, trauma and stressor related disorders, or feeding and eating related disorders. This family includes one granted patent in the U.S. and one granted patent and 12 allowed or pending applications in foreign jurisdictions. Excluding any patent term adjustments or extensions, the granted patent and any applications that may issue from this family have a statutory expiration date in 2037.
•
For our muscarinic M4 agonists, our portfolio includes one patent family directed to various M4 agonists, compositions of matter and methods of treating M4 muscarinic receptor-associated diseases or disorders, including Alzheimer’s disease, schizophrenia, pain, addiction, Parkinson’s disease, PD-LID and sleep disorders. This family includes a pending U.S. application, as well as seven pending applications in foreign jurisdictions. Excluding any patent term adjustments or extensions, any patents that may issue from this family will have a statutory expiration date in 2039.
•
For our PDE4B inhibitors, our portfolio includes five patent families directed to various PDE4B inhibitors, compositions of matter and methods of treating schizophrenia, depression, anxiety, Parkinson’s disease, Alzheimer’s disease, multiple sclerosis, chronic obstructive pulmonary disease, inflammation, stroke, asthma, cerebral vascular disease and allergic conjunctivitis and, excluding any patent term adjustments or extensions, have statutory expiration dates in 2034, 2035, 2036 and 2037. The patent families include eight granted patents in the United States and 65 patents granted in foreign jurisdictions, including Canada, China, Japan, or validated in various member states of the European Patent Office. Additionally, one patent application is pending in the U.S. and 17 patent applications have been allowed or are pending in foreign jurisdictions.
•
For our LRRK2 inhibitors, our portfolio includes five patent families directed to various LRRK2 inhibitors, compositions of matter and methods of treating Parkinson’s disease, Alzheimer’s disease and other neurodegeneration disorders and, excluding any patent term adjustments or extensions, have statutory expiration dates in 2033, 2034, 2036 and 2038. The patent families include four granted patents in the United States and 20 patents granted in foreign jurisdictions, including Canada, Japan, or validated in various member states of the European Patent Office. Additionally, two patent applications are pending in the U.S. and 28 patent applications are pending in foreign jurisdictions.

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

Trademarks

As of December 31, 2021, our registered trademark portfolio contained 46 registered trademarks in foreign jurisdictions, including, but not limited to, Argentina, Brazil, China, Colombia, Japan, Mexico, the Russian Federation, Switzerland, Turkey, the United Kingdom and Venezuela. In addition, we have two registered trademarks and one allowed trademark application in the U.S. Further, there are 13 pending trademark applications in foreign jurisdictions, including, but not limited to, Canada, China, the European Union and South Korea.

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

Review and Approval of Drugs in the United States

In the United States, the FDA regulates drugs under the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The failure to comply with applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the U.S. Department of Justice or other governmental entities. In addition, an applicant may need to recall a product.

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

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities and select clinical trial sites, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If a complete response letter is issued, the applicant may resubmit the NDA to address all of the deficiencies identified in the letter, withdraw the application, or request a hearing. If the applicant resubmits the NDA, the FDA will issue an approval letter only when the deficiencies have been addressed to the FDA’s satisfaction. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion, reporting of adverse experiences with the product and applicable product tracking and tracing requirements. After approval, many changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are annual prescription drug product program fee requirements for certain marketed products.

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

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Amendments, which permits a patent term restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date, provided the sponsor acted with diligence. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question and within 60 days of drug approval. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The U.S. Patent and Trademark Office, or USPTO, reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Review and Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union generally follows similar lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

Clinical Trial Approval

In the European Union, an applicant for authorization of a clinical trial must obtain prior approval from the national competent authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the relevant independent ethics committee has issued a favorable opinion. In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014, or the Clinical Trials Regulation, was adopted in the European Union. The Clinical Trials Regulation is directly applicable in all the EU Member States and repeals the current Clinical Trials Directive 2001/20/EC, as of January 31, 2022.

The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application, as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by an elected Reference Member State, with support of the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted, or the Member States Concerned. Part II is assessed separately by each Member State Concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State, however, overall related timelines will be defined by the Clinical Trials Regulation.

Marketing Authorization

To obtain a marketing authorization for a product in the European Union, an applicant must submit an MAA either under a centralized procedure administered by the European Medicines Agency, or EMA, or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the European Economic Area, or EEA (which is comprised of the EU Member States plus Norway, Iceland and Liechtenstein).

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid throughout the EEA. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene therapy, somatic cell therapy and tissue-engineered products) and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of HIV or AIDS, cancer, diabetes, neurodegenerative diseases, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional.

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the EMA is responsible for conducting the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from a public health perspective and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, excluding clock stops, but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the CHMP provides a scientific opinion on whether or not a marketing authorization should be granted in relation to a medicinal product. Within 67 days from the date of the CHMP opinion, the European Commission will adopt its final decision on the MAA.

Now that the United Kingdom (which comprises Great Britain and Northern Ireland) has left the European Union, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the United Kingdom medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required. For additional information related to the United Kingdom’s decision to leave the European Union, please refer to the discussion below under the section entitled “—Brexit and the Regulatory Framework in the United Kingdom.”

The decentralized marketing authorization procedure allows an applicant to apply for simultaneous authorization in more than one EU Member State of medicinal products that have not yet been authorized in any EU Member State and that do not fall within the mandatory scope of the centralized procedure. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The Reference Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the Concerned Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a Concerned Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the European Commission, whose decision is binding on all Member States.

The mutual recognition procedure is based on the acceptance by the competent authorities of the EU Member States of the marketing authorization of a medicinal product by the competent authorities of another EU Member State. The holder of a national marketing authorization may submit an application to the competent authority of an EU Member State requesting that this authority recognize the marketing authorization delivered by the competent authority of another EU Member State.

Pediatric Development

Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, applicants have to demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six-month extension of the protection under a supplementary protection certificate, or SPC, provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to two years before the SPC expires, even where the trial results are negative. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

Data and Market Exclusivity

In the European Union, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized through the centralized authorization procedure. Data exclusivity prevents applicants for authorization of generics or biosimilars of these innovative products from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar (abbreviated) marketing authorization, for a period of eight years from the date on which the reference product was first authorized in the European Union. During an additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall 10-year period will be extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Periods of Authorization and Renewals

A marketing authorization has an initial validity of five years. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the relevant EU Member State for a nationally authorized product. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least nine months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authorities of the relevant Member States decide, on justified grounds relating to pharmacovigilance, to proceed with one further five year renewal period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (for centrally-authorized products) or on the market of the authorizing EU Member State (for nationally-authorized products) within three years after authorization ceases to be valid (the so-called "sunset clause").

Regulatory Requirements after a Marketing Authorization has been Obtained

Where an authorization for a medicinal product in the European Union is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

•
Compliance with the European Union’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations.
•
The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and APIs, including the manufacture of APIs outside of the European Union with the intention to import the APIs into the European Union.
•
The marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union notably under Directive 2001/83/EC, as amended, and EU Member State laws.

The aforementioned EU rules are generally applicable in the EEA.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as “Brexit,” and the United Kingdom ceased being a Member State of the European Union on January 31, 2020. There was an initial transition period during which EU medicinal product laws continued to apply in the United Kingdom, which ended on December 31, 2020. However, the European Union and the United Kingdom have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns with EU regulations, however it is possible that these regimes will diverge in the future now that Great Britain’s regulatory system is independent from the European Union and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. It remains to be seen, therefore, how Brexit will impact regulatory requirements for product candidates and products in the United Kingdom in the long term.

European Data Collection Regulation

For our clinical trials in the European Union, we are subject to additional privacy restrictions and data protection requirements. The collection and use of personal data, including health information, in the European Union is governed primarily by the General Data Protection Regulation, (EU) 2016/679, or GDPR. This regulation imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to third countries, including the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States may result in significant fines and other administrative penalties.

Further to Brexit, the GDPR ceased to apply in the United Kingdom on December 31, 2020. However, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the United Kingdom’s data protection regime, which is independent from but aligned to the European Union’s data protection regime. Non-compliance with the UK GDPR may result in significant monetary penalties. Although the United Kingdom is regarded as a third country under the GDPR, the European Commission has issued a decision recognizing the United Kingdom as providing adequate protection under the GDPR and, therefore, transfers of personal data originating in the European Union to the United Kingdom remain unrestricted. Like the GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection.

Healthcare and Privacy Laws and Regulation

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. See “Risk Factors — Our relationships with healthcare providers and physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings” for additional information.

If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and responsible individuals may be subject to imprisonment.

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

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of products have been a focus in this effort. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical products, limiting coverage and the amount of reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Even if we do receive a favorable coverage determination for approved products by third-party payors, coverage policies and third-party payor reimbursement rates may change at any time.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the U.S. Centers for Medicare & Medicaid Services, or CMS, may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several U.S. Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Congress has indicated that it will continue to seek new legislative measures to control drug costs.

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

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the EU Member States have the option to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced EU Member States, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

Employees and Human Capital

As of December 31, 2021, we had 200 full-time employees, including approximately 65 employees with M.D. and/or Ph.D. degrees and approximately 142 employees directly engaged in research and development, with the rest providing administrative, business and operations support. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

We have, since our inception, worked to create a high-performing, inclusive and diverse workforce with a common passion and mindset of striving to achieve our mission. We have deliberately sought to secure top talent with a diversity of thought, experiences and backgrounds who are committed to making a difference in the lives of people living with neuroscience diseases. We believe that with a common goal and by embracing differences, we have a unique advantage in challenging the status quo to apply innovative thinking to long-existing medical challenges that better reflect the diversity of those who can potentially benefit from it. As of December 31, 2021, our workforce was self-reportedly approximately 54% women and approximately 41% Asian, Hispanic, Latino, Black or African American, and our senior leadership was approximately 71% women or minorities, reflecting the workforce we strive to create throughout the company.

We believe that our single most important asset that differentiates us now and into the future is our employees. Our human capital resource objectives include finding and attracting the highest performing and most experienced talent and inspiring them to bring their best to Cerevel each and every day. We strive to achieve these objectives through competitive compensation programs and thoughtful benefits that are intended to meet the needs of employees where they are. Our culture underpins all that we do and is anchored in our core values of trust, courage, respect, curiosity and compassion. We strive to be inclusive and diverse in thought, action and in the people who join us. To ensure that this is knitted into the fiber of our organization, we have implemented initiatives across our entire workforce through company-wide workshops, targeted hiring and internship objectives, supplier and vendor diversity programs and inclusivity plans for ongoing and new clinical studies, the achievement of which were an element in our annual incentive plan goals for 2021. We also regularly conduct surveys to gauge employee engagement and to create an ongoing open dialogue with our employees. We are also committed to professional development at every level of our organization through real-time work experiences as well as other learning opportunities and training programs.

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

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange

Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements on Schedule 14A, and amendments to those reports filed or furnished pursuant to Section 13(a), 14 or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with the other information in this Annual Report, including our consolidated financial statements and the related notes included in this Annual Report and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our securities. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which event the market price of our common stock could decline, and you could lose part or all of your investment. Unless otherwise indicated, reference in this section and elsewhere in this Annual Report to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, the business, reputation, financial condition, results of operations, revenue and our future prospects. The material and other risks and uncertainties summarized elsewhere in this Annual Report and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

The length of time necessary to complete clinical trials and submit an application for marketing approval for a final decision by a regulatory authority varies significantly from one product candidate to the next and from one country or jurisdiction to the next and may be difficult to predict.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We were formed in July 2018 and our operations to date have been limited to pre-commercial activities. Substantially all of our product candidates were initially developed by Pfizer, which we in-licensed pursuant to the Pfizer License Agreement, entered into shortly after our formation. We have not yet demonstrated an ability to generate revenues, obtain regulatory approvals, manufacture any product on a commercial scale or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization.

We have no products approved for commercial sale and have not generated any revenue from product sales to date, nor do we expect to generate any revenue from product sales for the next few years, if ever. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $225.3 million, $152.1 million and $128.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $616.2 million and had not yet generated revenues. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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
•
experience an increase in headcount as we expand our research and development organization and initiate pre-commercial activities;
•
undertake any pre-commercial or commercial activities to establish sales, marketing and distribution capabilities;
•
advance our preclinical-stage product candidates into clinical development;
•
seek to identify, acquire and develop additional product candidates, including through business development efforts to invest in or in-license other technologies or product candidates;
•
meet the requirements and demands of being a public company, particularly now that we neither qualify as an “emerging growth company” nor a “smaller reporting company”;
•
maintain, expand and protect our intellectual property portfolio;
•
make milestone, royalty or other payments due under the Pfizer License Agreement and any future in-license or collaboration agreements; and

•
make milestone, royalty or other payments due under the Funding Agreements (as defined herein) and any future financing or other arrangements with third parties.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of our product candidates, including our planned Phase 2 program for emraclidine for schizophrenia, ongoing Phase 3 program for tavapadon and our other ongoing and planned clinical trials. We will need to raise additional capital to complete our currently planned clinical trials and any future clinical trials. Other unanticipated costs may arise in the course of our development efforts. If we are able to gain marketing approval for product candidates that we develop, we will require significant additional amounts of funding in order to launch and commercialize such product candidates and will also be required to make certain milestone and royalty payments under the Pfizer License Agreement and the Funding Agreements. We cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop, and we may need substantial additional funding to complete the development and commercialization of our product candidates.

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
•
our receipt of additional funding from NovaQuest Co-Investment Fund XVI, L.P., or NovaQuest, and BC Pinnacle Holdings, LP, or Bain, which we refer to collectively as the Funding Investors, under the Funding Agreements;
•
our headcount growth and associated costs as we expand our research and development and initiate pre-commercial activities;
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

We believe that our available financial resources will enable us to fund our operating expense and capital expenditure requirements through at least the next 12 months. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Due to the significant resources required for the development of our pipeline, and depending on our ability to access capital, we must prioritize the development of certain product candidates over others. Moreover, we may fail to expend our limited resources on product candidates or indications that may have been more profitable or for which there is a greater likelihood of success.

We currently have six clinical-stage product candidates as well as several other product candidates that are at various stages of preclinical development. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively pursuing our most advanced product candidates, such as tavapadon, darigabat and emraclidine, and ensuring the development of additional potential product candidates.

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

In April 2021, we entered into funding agreements, or the Funding Agreements, pursuant to which the Funding Investors committed to provide funding to support our development of tavapadon for the treatment of Parkinson’s disease. The Funding Agreements impose various diligence, milestone payment, royalty payment and other obligations on us. Pursuant to the Funding Agreements, we are required to comply with various covenants relating to the conduct of our business and the development and commercialization of tavapadon, including obligations to use commercially reasonable efforts to develop and commercialize tavapadon in the United States and certain limits on our ability to incur indebtedness, create or incur liens or dispose of assets. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might otherwise be advantageous to us and our stockholders.

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

To date, as an organization, we have not completed the development of any of our product candidates. Our future success and ability to generate revenue from our product candidates, which we do not expect will occur for several years, if ever, is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more of our product candidates. We have initiated our registration-directed Phase 3 program for our most advanced product candidate, tavapadon, which includes two trials in early-stage Parkinson’s, one trial in late-stage Parkinson’s and an open-label extension trial. We plan to initiate two Phase 2 clinical trials of emraclidine in schizophrenia by the middle of 2022. All of our other product candidates are in earlier stages of development and will require substantial additional investment for clinical development, regulatory review and approval in one or more jurisdictions. If any of our product candidates encounters safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be materially harmed.

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

We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining regulatory approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. The time required to obtain approval by the FDA and comparable foreign authorities is inherently unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. To date, we have not submitted an NDA to the FDA or similar drug approval submissions to comparable foreign regulatory authorities for any product candidate. We must complete additional preclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals.

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

The general approach for FDA approval of a new drug is dispositive data from two or more adequate and well-controlled clinical trials of the product candidate in the relevant patient population. Adequate and well-controlled clinical trials typically involve a large number of patients, have significant costs and take years to complete. The FDA or other regulatory authorities may disagree with us about whether a clinical trial is adequate and well-controlled or may request that we conduct additional clinical trials prior to regulatory approval. In addition, there is no assurance that the doses, endpoints and trial designs that we intend to use for our planned clinical trials, including those that we have developed based on feedback from regulatory agencies or those that have been used for the approval of similar drugs, will be acceptable for future approvals. For example, while we have designed our registration-directed Phase 3 program for tavapadon after receiving input and feedback from the FDA, there can be no assurance that the design of our planned clinical trials will be satisfactory to the FDA or that the FDA will not require us to modify our trials or conduct additional testing, or that completing these trials will result in regulatory approval. See the section entitled “Business—Our Solution–Tavapadon—Ongoing Clinical Trials—TEMPO-1: Phase 3 Fixed-Dose Early-Stage Parkinson’s Trial” for a description of our discussions with the FDA regarding the proposed primary endpoint of our Phase 3 trials of tavapadon in early-stage Parkinson’s. Even if our Phase 3 clinical trials in early-stage Parkinson’s achieve their primary endpoint, there can be no assurance that the FDA will find them sufficient to support approval if, for example, the FDA determines the contribution of the MDS-UPDRS Part II score to the primary endpoint results to be inadequate. Our Phase 2 early-stage Parkinson’s trial of tavapadon did not use the MDS-UPDRS Part II score as a primary endpoint and was therefore not powered to show a statistically significant difference from placebo for this measure. In addition, based on our end-of-Phase 2 meeting with the FDA where we presented single-dose ECG, multiple-dose ECG and a model-based analysis of Phase 1 data, we plan to collect time-matched PK and ECG measures in a subset of patients as a sub-study in our planned Phase 3 fixed-dose early-stage Parkinson’s trial. However, there can be no assurance that we will not be required to conduct additional testing on the safety and tolerability of tavapadon, including with respect to arrhythmia. Additionally, we are developing CVL-871 for the treatment of dementia-related apathy. There are no currently approved therapies for dementia-related apathy, and we may experience challenges in defining this indication. There are limited precedents for trial design, trial endpoints and regulatory pathway for this indication, which may make clinical development and regulatory approval of CVL-871 more challenging.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The ongoing COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. In response to the onset of the COVID-19 pandemic, we paused patient screening and enrollment of our Phase 3 trials of tavapadon for the treatment of Parkinson’s in March 2020 (which we subsequently resumed in the second half of 2020) and concluded dosing of Cohort 1 of our Phase 1 SAD trial of CVL-936 after receiving sufficient clinical data for the intended purposes for this trial. Due, in part, to the ongoing COVID-19 pandemic, data for our Phase 2a exploratory trial for CVL-871 in dementia-related apathy has been delayed from the second half of 2022 to the first half of 2023. The continued spread of COVID-19 or other global health matters, such as other pandemics, could further adversely impact our clinical trials or preclinical studies. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it has impacted and may continue to impact our operations and the operations of our suppliers, vendors and business partners. We have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address this pandemic; however, the spread of COVID-19 has caused us to modify our business practices, including enacting a COVID-19 vaccination policy for all employees and visitors to our facility. We expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners in light of COVID-19.

In addition, the onset of the COVID-19 pandemic caused brief pauses in patient screening and enrollment in our Phase 3 trials of tavapadon for the treatment of Parkinson’s (which we subsequently resumed in the second half of 2020), and we remain particularly vigilant about patient safety given the elderly nature of this population. While we have taken measures to revise clinical trial protocols to allow for remote visits, including home delivery of study medication, home health care visits to collect safety data and telemedicine visits to collect clinician-based trial assessments, such measures may not be sufficient to prevent missing data from impacting trial outcomes or delays in enrollment and trial completion caused by COVID-19. The primary endpoint in our early-stage Parkinson’s trials is based, in part, on a physical assessment of motor symptoms performed by a clinician, which cannot be completed remotely, and, if a substantial number of subjects are unable to complete in-person assessments, the completeness and interpretability of the data that we are able to collect from these trials or our other clinical trials would be impacted, which may create data integrity challenges, require changes to the statistical analysis plan, require the enrollment of additional subjects or otherwise negatively affect our ability to use such data to obtain regulatory approval. Similarly, if patients are reluctant to participate in our trials due to fears of COVID-19 infection resulting from regular visits to a healthcare facility or unable to comply with clinical trial protocols due to quarantines or travel restrictions that impede patient movement or interrupt healthcare services, we may not be able to meet our current trial completion timelines.

In addition, COVID-19 may impact our ability to retain principal investigators and site staff for our clinical trials as healthcare providers may have heightened exposure to COVID-19 or may be impacted due to prioritization of hospital resources toward the outbreak and restrictions on travel. Our clinical trial sites may be located in geographies that are disproportionately affected by the COVID-19 pandemic or actions taken by governmental and health authorities to address the pandemic. Furthermore, as a result of supply chain, labor market and other disruptions driven by the pandemic, COVID-19 may also negatively affect our operations or the operations of our vendors, suppliers and business partners, including the third-party contract research organizations, or CROs, and other vendors that we rely upon to carry out our clinical trials or the operations of our third-party manufacturers and other suppliers, which could result in delays or disruptions in the supply of our product candidates. Any negative impact COVID-19 has on patient enrollment, site staffing or treatment or the timing and execution of our clinical trials could cause costly delays to our clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business and financial results. COVID-19 has also caused volatility in the global financial markets, including growing inflationary headwinds, which may negatively affect our ability to raise additional capital on attractive terms or at all. In addition, the increased demand for COVID-19 vaccines and therapeutics and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the product candidates needed for our clinical trials, which could also lead to delays in our ongoing trials or our ability to obtain regulatory approval of our product candidates.

The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19, new strains of the virus, including the Delta and Omicron variants and any future variants that may emerge, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines, or the extent and effectiveness of actions to contain COVID-19 or treat its impact, including vaccination campaigns and lockdown measures, among others. In addition, recurrences or additional waves of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage were to experience prolonged business shutdowns or other disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.

We are dependent on third parties having accurately generated, collected, interpreted and reported data from certain preclinical studies and clinical trials that were previously conducted for our product candidates.

We have in-licensed the rights to substantially all of our current product candidates from Pfizer, for which they undertook prior research and development. We had no involvement with or control over the preclinical and clinical development of any of our product candidates prior to obtaining our in-license. In addition, we had no involvement in the development of third-party agents designed to be used in combination with our product candidates, such as L-dopa, which we intend to study in combination with tavapadon in our Phase 3 late-stage Parkinson’s trial. Therefore, we are dependent on these third parties having conducted their research and development in accordance with the applicable protocols, legal and regulatory requirements, and scientific standards; having accurately reported the results of all preclinical studies and clinical trials conducted with respect to such product candidates and having correctly collected and interpreted the data from these studies and trials. These risks also apply to any additional product candidates that we may acquire or in-license in the future. If these activities were not compliant, accurate or correct, the clinical development, regulatory approval or commercialization of our product candidates will be adversely affected.

If our clinical trials fail to replicate positive results from earlier preclinical studies or clinical trials conducted by us or third parties, we may be unable to successfully develop, obtain regulatory approval for or commercialize our product candidates.

The results observed from preclinical studies or early-stage clinical trials of our product candidates may not necessarily be predictive of the results of later-stage clinical trials that we conduct. Similarly, positive results from such preclinical studies or early-stage clinical trials may not be replicated in our subsequent preclinical studies or clinical trials. For instance, while darigabat demonstrated anti-epileptic activity similar to lorazepam, a commonly prescribed BZD, in a Phase 2 photoepilepsy trial, only seven patients were treated with darigabat in that trial and we may not be able to replicate the observed results from that trial in our ongoing Phase 2 proof-of-concept trial in focal epilepsy. Furthermore, our product candidates may not be able to demonstrate similar activity or adverse event profiles as other product candidates that we believe may have similar profiles. For instance, although they both activate muscarinic receptors, in later-stage trials, emraclidine may not be able to replicate the anti-psychotic benefit observed in prior clinical trials of xanomeline.

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

•
we may not reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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

From time to time, we may publish interim, topline or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our reputation and business prospects. For example, in June 2021, we announced topline results from our Phase 1b MAD trial to evaluate the safety, PK and preliminary PD of repeated daily doses of emraclidine in patients with a primary diagnosis of schizophrenia per the DSM-V. Such topline results did not include results from the PK portion of the study.

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

For instance, we are currently evaluating darigabat in a Phase 2 proof-of-concept trial in focal epilepsy. The recent approval and increased uptake of certain partial-onset seizure treatments, which are contraindicated in our darigabat Phase 2 proof-of-concept focal epilepsy trial, may impact our expected timeline for this trial. Because certain of the prior clinical trials of our product candidates were terminated prior to the conclusion of the trial, we may experience challenges in recruiting principal investigators and patients to participate in ongoing and future clinical trials for such product candidates if we are unable to sufficiently demonstrate the potential of such product candidates to them. In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Furthermore, if significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our trials and patients may drop out of our trials. Finally, business disruptions, including those relating to natural disasters, geopolitical incidents or macroeconomic conditions, may disrupt our clinical trials. For instance, our Phase 3 TEMPO program of tavapadon in Parkinson’s includes less than 10% of our clinical sites located in Ukraine, and, while we do not currently believe our clinical trial timelines are impacted, the recent invasion of Ukraine has impacted and may further impact our ability to enroll patients at those clinical sites or collect data from patients who are already enrolled at those clinical sites. We will continue to closely monitor the rapidly evolving geopolitical situation in Ukraine and its impact on our clinical trial operations and timelines.

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

Undesirable side effects have been observed in our product candidates to date. For example, in clinical trials of tavapadon, a dose-dependent increase in the frequency of nausea and headache was observed, with nausea, vomiting, dyskinesia, fall, fatigue, sleep disorder and tremors being the most common adverse events leading to discontinuation of tavapadon. In clinical trials of emraclidine, some moderate treatment-emergent increases in heart rate and blood pressure were observed following single doses of emraclidine (>10 mg), which may be due to emraclidine’s activity on the M4 receptor subtype and its subsequent reduction of striatal dopamine levels. These observed cardiovascular changes were asymptomatic and transient in nature, generally peaking within one to four hours following an oral dose before being generally resolved within 24 hours without intervention. In our Phase 1b trial of emraclidine, modest asymptomatic elevations in blood pressure and heart rate were observed with emraclidine compared to placebo, which decreased over time. Placebo-adjusted heart rate changes two hours post-dose at week six were 4.4 and 5.3 beats per minute for the emraclidine 30 mg QD and 20 mg BID groups, respectively. The average blood pressure changes at week six for both emraclidine cohorts showed no clinically meaningful differences versus placebo.

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

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources, including management time and financial resources, and may not be successful. For example, even if tavapadon ultimately receives regulatory approval, we may have difficulty in convincing the medical community that tavapadon’s selective dopamine D1/D5 receptor partial agonism has the potential to deliver promising therapeutic benefits. If any product candidate is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

We currently have no marketing, sales or distribution capabilities. We intend to establish a sales and marketing organization, either on our own or in collaboration with third parties, with technical expertise and supporting distribution capabilities to commercialize one or more of our product candidates that may receive regulatory approval in key territories. These efforts will require substantial additional resources, some or all of which may be incurred in advance of any approval of the product candidate. Any failure or delay in the development of our or third parties’ internal sales, marketing and distribution capabilities would adversely impact the commercialization of our product candidates.

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

We, along with our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants, utilize information technology, or IT, systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including third parties gaining access to employee accounts using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks or other means, and deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our, our collaborators’, CROs’, third-party logistics providers’, distributors’ and other contractors’ and consultants’ systems and networks, and the confidentiality, availability and integrity of our data. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects. Like other companies, we have on occasion experienced, and will continue to experience, threats to our data and systems, including malicious codes and viruses, phishing, business email compromise attacks or other cyber-attacks. For example, in the first quarter of 2020, we discovered a business email compromise caused by phishing, which led to the misappropriation of a portion of our funds in late 2019. Even though we implemented remedial measures promptly following this incident and do not believe that it had a material adverse effect on our business, we cannot guarantee that our implemented remedial measures will prevent additional related, as well as unrelated, incidents. Similarly, there can be no assurance that our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems. Any cyber-attack, data breach or destruction or loss of data could result in a violation of applicable U.S. and international privacy, data protection and other laws and subject us to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the United States and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed, which could have a material adverse effect on our business and prospects. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.

Our ability to use our net operating losses and research and development tax credits to offset future taxable income may be subject to certain limitations.

As of December 31, 2021, we had U.S. federal net operating loss carryforwards totaling $406.2 million, all of which have an indefinite carryforward period. As of December 31, 2021, we had state net operating loss carryforwards totaling $390.9 million which begin to expire in 2031 through 2041, with substantially all such net operating loss carryforwards beginning to expire in 2038. As of December 31, 2021, we also had U.S. federal and state research and development tax credit carryforwards of $10.8 million and $1.7 million, respectively, which expire at various dates through 2041 for federal purposes and 2036 for state purposes. The net operating losses which are limited in life and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the U.S. Internal Revenue Code, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. If we determine that an ownership change has occurred and our ability to use our historical NOLs or credits is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. Section 382 and 383 of the Code would apply to all net operating loss and tax credit carryforwards, whether the carryforward period is indefinite or not.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing we conduct in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

For instance, in connection with the audit of our consolidated financial statements for the year ended December 31, 2019, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting related to our cash disbursement process. Specifically, our cash disbursement process was not adequately designed to identify unauthorized payment requests. In the first quarter of 2020, we discovered a business email compromise caused by phishing, which led to the misappropriation of a portion of our funds in late 2019. We do not believe that this breach had a material adverse effect on our business, but a deficiency in our internal controls resulted in the inability to prevent and timely detect the unauthorized disbursement requests. We have implemented measures designed to improve our internal control over financial reporting to remediate this material weakness, including continuing to evaluate cybersecurity risks, developing a priority list of critical information systems and designing and implementing control activities such as implementing additional security policies and processes, hiring and training additional personnel, strengthening supervisory reviews and further enhancing our processes and internal control documentation, and believe we have successfully remediated this material weakness.

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

Additionally, pursuant to Section 404 of the Sarbanes-Oxley Act, we are now required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Until December 31, 2021, we were an “emerging growth company,” as defined in the Securities Act of 1933, as amended, or the Securities Act, and our auditors were not required to formally attest to the effectiveness of our internal control over financial reporting while we were an “emerging growth company.” As of December 31, 2021, we qualified as a “large accelerated filer” as defined in the Exchange Act and, as a result, ceased to qualify as an emerging growth company. Accordingly, commencing with this Annual Report, we are required to have our auditors formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. Our compliance with such requirement necessitates that we incur substantial accounting expense and expend significant management efforts. We will continue to dedicate significant internal and external resources to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Risks Related to Managing our Business and Operations

We are incurring, and will continue to incur, significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

As a public company, we are facing, and will continue to face, increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404 thereof, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements mandate us to carry out activities we have not done previously. In addition, additional expenses associated with SEC reporting requirements are being incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if our auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It is also more expensive to obtain and maintain director and officer liability insurance as a public company. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on the board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

We no longer qualify as an emerging growth company within the meaning of the Securities Act and a smaller reporting company within the meaning of the Exchange Act and are subject to certain requirements that apply to other public companies but did not previously apply to us.

We were previously an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and a "smaller reporting company" as defined in Rule 12b-2 under the Exchange Act. As such, we were eligible for and took advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies and/or smaller reporting companies, including (1) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (2) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements, (3) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and

(4) the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act.

As of June 30, 2021, the last business day of our most recently completed second fiscal quarter, the market value of our common stock that was held by non-affiliates exceeded $700.0 million, and as of December 31, 2021, we had been public for more than one year and had filed at least one annual report. As a result, we lost our emerging growth company status and our smaller reporting company status as of the end of the fiscal year ending December 31, 2021, and we are now subject to certain requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. Compliance with these additional requirements may increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote time to increased reporting and compliance requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

We depend heavily on our executive officers, third-party consultants and others and our ability to compete in the biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. The loss of their services or our inability to hire and retain such personnel would materially harm our business.

Our success depends, and will likely continue to depend, upon our ability to hire, and our ability to retain the services of our executive officers and other key employees within our organization. Our executive officers and other key employees may terminate their employment with us at any time. The loss of their services might impede the achievement of our operational and strategic objectives.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. Replacing executive officers or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully and the culture fit to be a leader in our organization. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions.

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

As of December 31, 2021, we had 200 full-time employees. Our focus on the development of multiple initial product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. If we are not able to effectively expand our organization by hiring new employees, our clinical trials may be delayed or terminated, we may not be able to successfully execute the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our development and commercialization goals.

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

As of December 31, 2021, Bain Investor and Pfizer own, collectively, approximately 59.6% of the outstanding shares of our common stock. Furthermore, so long as they own certain specified amounts of our equity securities, Bain Investor and Pfizer have certain rights to nominate our directors. As long as such entities each own or control a significant percentage of outstanding voting power, they will have the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Some or all of these entities may have interests different than yours. For example, because these entities acquired their shares at prices substantially below the price at which other stockholders may have purchased shares or have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

Pursuant to the Amended and Restated Registration and Shareholder Rights Agreement, dated October 27, 2020, by and between us and the other parties thereto, or the Registration and Shareholder Rights Agreement, to the fullest extent permitted by law, the doctrine of corporate opportunity and any analogous doctrine does not apply to (1) Bain Investor, Pfizer, ARYA Sciences Holdings II and Perceptive Life Sciences Master Fund Ltd, (2) any member of our board of directors, non-voting observer or any officer who is not our or our subsidiaries’ full-time employee or (3) any affiliate, partner, advisory board member, director, officer, manager, member or shareholder of Bain Investor, Pfizer, ARYA Sciences Holdings II or Perceptive Life Sciences Master Fund Ltd who is not our or our subsidiaries’ full-time employee (any such person listed in (1), (2) or (3) being referred to herein as an External Party). Therefore, we have renounced any interest or expectancy in, or being offered an opportunity to participate in, business opportunities that are from time to time presented to any External Party.

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

The Governing Documents and the Delaware General Corporation Law of the state of Delaware, or the DGCL, contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors or depress the trading price of shares of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, the Governing Documents include provisions:

•
permitting our board of directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•
that create a classified board of directors whose members serve staggered terms, with one class being elected each year by our stockholders;
•
regarding the limitation of the liability of, and the indemnification of, our directors and officers;
•
prohibiting stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of stockholders after such date and could delay the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors;
•
requiring that a special meeting of stockholders may be called only by a majority of our board of directors, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
•
controlling the procedures for the conduct and scheduling of our board of directors and stockholder meetings;

•
permitting our board of directors to amend our bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and
•
regarding advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors, and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our board of directors.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in our control or changes in our board of directors or management.

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on behalf of us, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws, (4) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws or (5) any action asserting a claim against us governed by the internal affairs doctrine; provided, however, that the foregoing provisions will not apply to any claims arising under the Exchange Act or the Securities Act. Our bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act. In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to these forum provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

These choice of forum provisions in our bylaws may impose additional litigation costs on stockholders in pursuing such claims and may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum provision. If our forum provisions are found to be unenforceable, we and our stockholders may incur additional costs associated with resolving such matters. The Court of Chancery of the State of Delaware and the U.S. District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

The FDA and comparable foreign regulatory authorities offer certain designations for product candidates that are designed to encourage the research and development of product candidates that are intended to address conditions with significant unmet medical need. These designations may confer benefits such as additional interaction with regulatory authorities, a potentially accelerated regulatory pathway and priority review. However, there can be no assurance that we will successfully obtain such designations for our product candidates. In addition, while such designations could expedite the development or approval process, they generally do not change the standards for approval. Even if we obtain such designations for our product candidates, there can be no assurance that we will realize their intended benefits.

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

The FDA has granted Fast Track Designation for CVL-871 for the treatment of dementia-related apathy, and we may seek Fast Track Designation for some of our other product candidates. If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. The receipt of Fast Track Designation for CVL-871 for the treatment of dementia-related apathy, and any future receipt of Fast Track Designation for other product candidates, does not guarantee a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track Designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Moreover, any intellectual property rights generated through the use of U.S. government funding are subject to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if the government determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations, which we refer to as march-in rights. The U.S. government also has the right to take title to these inventions if we fail, or the applicable licensor fails, to disclose the invention to the government, elect title, and file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us, or the applicable licensor, to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the U.S. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the U.S. or that under the circumstances domestic manufacture is not commercially feasible.

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

It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and would sell, market and distribute our products. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations that may affect our ability to operate include the following:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for the purchase, lease, order, arrangement, or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. Violations are subject to civil fines and criminal penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties;
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
•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits, among other things, a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as further amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose certain requirements on certain covered healthcare providers, health plans and healthcare clearinghouses, as well as their respective business associates, independent contractors or agents of covered entities, that perform services for them that involve the use, creation, maintenance, receipt, use or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there are additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances to which we may be subject and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
•
the U.S. federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act and its implementing regulations, which require applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS within the HHS information related to payments or other transfers of value made to physicians, nurse practitioners, certified nurse anesthetists, physician assistants, clinical nurse specialists, and certified nurse midwives as well as teaching hospitals and to disclose ownership and investment interests held by physicians and their immediate family members;
•
federal government price reporting laws, which require manufacturers to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•
many state laws that govern the privacy of personal information in specified circumstances. For example, in California, the California Consumer Protection Act, or the CCPA, which went into effect on January 1, 2020, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the sale of personal information, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are currently exempt from the CCPA, other personal information collection practices may be subject to the CCPA and possible changes to the CCPA may broaden its scope.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. Privacy and data protection laws from outside of the United States, including for example the GDPR, also govern the privacy and security of personal information, including health information in some circumstances, and many these laws differ from each other in significant ways, thus complicating compliance efforts. In addition, in the United States, there are a number of states that have enacted laws that govern the privacy and security of personal information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare and privacy laws, as well as responding to possible investigations by government authorities, can be time and resource-consuming and can divert a company’s attention from the business.

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

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (1) changes to our manufacturing arrangements; (2) additions or modifications to product labeling; (3) the recall or discontinuation of our products; or (4) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

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

If our product candidates are approved by the FDA, we may only promote or market our product candidates in a manner consistent with their FDA-approved labeling. We will train our marketing and sales force against promoting our product candidates for uses outside of the approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our product candidates off-label, when in the physician’s independent professional medical judgment he or she deems it appropriate. Furthermore, the use of our product candidates for indications other than those approved by the FDA may not effectively treat such conditions. Any such off-label use of our product candidates could harm our reputation in the marketplace among physicians and patients. There may also be increased risk of injury to patients if physicians attempt to use our product candidates for these uses for which they are not approved, which could lead to product liability suits that might require significant financial and management resources and that could harm our reputation.

Inadequate funding for the FDA or other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA or other government agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Since March 2020, when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations and risk management methods to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances a complete response letter or defer action on the application until an inspection can be completed. During the ongoing COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

EU drug marketing and reimbursement regulations may materially affect our ability to market and receive coverage for our products in the EU Member States.

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

Much like the federal Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to reward improper performance generally is typically governed by the national anti-bribery laws of EU Member States and the Bribery Act 2010 in the United Kingdom. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the United Kingdom despite its departure from the European Union.

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

In addition, in most foreign countries, including the EEA, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU Member States have the option to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced EU Member States, can further reduce prices. An EU Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales and the potential profitability of any of our product candidates in those countries would be negatively affected.

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

In addition to our operations in the United States, which may be subject to healthcare and other laws relating to the privacy and security of health information and other personal information, we may seek to conduct clinical trials in the EEA and may become subject to additional European data privacy laws, regulations and guidelines. The GDPR, which deals with the processing of personal data and on the free movement of such data, imposes a broad range of strict requirements, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the United States, providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments and record-keeping. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to €10,000,000 or up to 2% of our total worldwide annual revenue for certain comparatively minor offenses, or up to €20,000,000 or up to 4% of our total worldwide annual revenue for more serious offenses. We face uncertainty as to the exact interpretation of the GDPR and local European laws on our trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of these laws. In addition, further to Brexit, the GDPR ceased to apply in the United Kingdom on December 31, 2020. However, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the United Kingdom’s data protection regime, which is independent from but aligned to the European Union’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the United Kingdom is regarded as a third country under the GDPR, the European Commission has issued a decision recognizing the United Kingdom as providing adequate protection under the GDPR and, therefore, transfers of personal data originating in the European Union to the United Kingdom remain unrestricted. Like the GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection. The UK government has confirmed that personal data transfers from the United Kingdom to the EEA remain free flowing.

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

For any clinical trials we commence in the EEA, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA, in particular to the United States, in compliance with

European data protection laws. The EU-U.S. and the Swiss-U.S. Privacy Shield frameworks allowed U.S. companies that self-certify to the U.S. Department of Commerce and publicly commit to comply with specified requirements to import personal data from the European Union and Switzerland. In 2020, the Court of Justice of the EU ruled that the EU-U.S. Privacy Shield is an invalid transfer mechanism, which was one of the primary mechanisms used by U.S. companies to import personal information from Europe in compliance with the GDPR’s cross-border data transfer restrictions, and raised questions about whether the European Commission’s Standard Contractual Clauses, or SCCs, one of the primary alternatives to the Privacy Shield, can lawfully be used for personal information transfers from Europe to the United States or most other countries. Similarly, the Swiss Federal Data Protection and Information Commissioner has opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of data from Switzerland to the United States and the UK Information Commissioner’s Office has stated that the Privacy Shield framework is inadequate for transfers from the United Kingdom to the United States. Furthermore, on June 4, 2021, the European Commission issued new forms of standard contractual clauses for data transfers from controllers or processors in the EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EEA. The new forms of standard contractual clauses have replaced the standard contractual clauses that were adopted previously under the Data Protection Directive. We will be required to transition to the new forms of standard contractual clauses and doing so may require significant effort and cost. The new standard contractual clauses may also impact us as entities based in Europe may be reluctant to utilize the new clauses to legitimize transfers of personal information to third countries given the burdensome requirements of transfer impact assessments and the substantial obligations that the new standard contractual clauses impose. We cannot assure you that our efforts to comply with any obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our reputation and materially harm our business.

As a result of our business combination with a special purpose acquisition company, regulatory obligations may impact us differently than other publicly traded companies.

On October 27, 2020, Cerevel Therapeutics, Inc. completed a business combination with ARYA, a special purpose acquisition company, or SPAC, pursuant to which we became a publicly traded company. As a result of this transaction, regulatory obligations have, and may continue, to impact us differently than other publicly traded companies. For instance, the SEC and other regulatory agencies may issue additional guidance or apply further regulatory scrutiny to companies like us that have completed a business combination with a SPAC. Managing this regulatory environment, which has and may continue to evolve, could divert management’s attention from the operation of our business, negatively impact our ability to raise additional capital when needed or have an adverse effect on the price of our common stock.

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

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. We are and may in the future become a party to license agreements pursuant to which we in-license key intellectual property for our product candidates and their use. Soon after we began our operations in July 2018, we entered into the Pfizer License Agreement pursuant to which we in-licensed substantially all of our current product candidates and the patents and patent applications related to them. The Pfizer License Agreement excludes the field of treatment of prevention, diagnosis, control and maintenance of inflammatory bowel diseases and disorders in humans by compounds or products exerting a therapeutic effect on Leucine-Rich Repeat Kinase 2, or the LRRK2 field, which is retained by Pfizer. The Pfizer License Agreement imposes various diligence, milestone payments, royalty, insurance and other obligations on us. For example, under the terms of the Pfizer License Agreement, we are obligated to use commercially reasonably efforts to develop and seek regulatory approval for each of the product candidates licensed to us in certain designated countries. If we fail to comply with any of these obligations, Pfizer may have the right to terminate the Pfizer License Agreement, in which event we would not be able to develop or market our product candidates covered by such licensed intellectual property. Upon Pfizer’s termination of the Pfizer License Agreement for our material breach or either party’s termination for bankruptcy, insolvency or other similar proceeding or force majeure, we would grant Pfizer an exclusive, sublicensable, royalty-free, worldwide, perpetual license under certain intellectual property we develop during the term of the Pfizer License Agreement. Any termination of our existing or future licenses could result in the loss of significant rights and would cause material adverse harm to our ability to commercialize our product candidates. See the section entitled “Business—Pfizer License Agreement” for additional information.

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
•
our diligence obligations with respect to the use of in-licensed technology in relation to our development and commercialization of our product candidates and what activities satisfy those diligence obligations; and
•
the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

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

Although we have the right to control the maintenance, prosecution and enforcement of rights in-licensed under the Pfizer License Agreement, we are required to conduct our activities in compliance with the terms of the Pfizer License Agreement, which imposes on us certain obligations and grants Pfizer certain rights with respect to these activities. Additionally, we may have limited control over the maintenance, prosecution or enforcement of other rights that we in-license, and we may also have limited control over activities previously or separately conducted by our licensors. For example, we cannot be certain that activities conducted by Pfizer or any other present or future licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We may also have limited control over other intellectual property that is not licensed to us but that may be related to our in-licensed intellectual property. We may have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property or defend certain of the intellectual property that is licensed to us. It is possible that the licensors’ infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the statutory expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. While various extensions such as patent term adjustments and/or extensions, may be available, the life of a patent, and the protection it affords, is limited. Our current composition of matter patents, and patents that may issue from our pending patent applications, covering new chemical entities, pharmaceutical compositions comprising those entities, and their use in methods of treating various diseases and/or disorders, which we licensed from Pfizer, in connection with the formation of our company, are expected to expire between 2033 and 2039, not including any patent term extensions or adjustments. Our earliest patents may expire before, or soon after, our product candidates achieve marketing approval in the United States or foreign jurisdictions. Once the patents protecting any of our product candidates expire, we may be open to competition from competitive products, including generics. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. The expiration of the patents covering our lead product candidates, and our inability to secure additional patent protection, could also have a material adverse effect on our business, results of operations, financial condition and prospects.

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

The strength of patents in the biopharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license now or in the future may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, the patents covering our product candidates may not adequately protect our product candidates or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced.

In addition, because some patent applications in the United States may be maintained in secrecy until the patents are issued, and most patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our issued patents or any pending applications, or that we or, if applicable, a licensor were the first to invent the technology or file patent applications directed to it. Our competitors also may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Any such patent application may have priority over our patents or any patent applications, which could require us to obtain rights to issued patents covering such technologies. Furthermore, for U.S. applications in which at least one claim is entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of the application. For U.S. applications in which all claims are entitled to a priority date after March 16, 2013, third parties can provoke derivations proceedings to determine if we or our licensor, as the case may be, derived the invention from them.

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

We may be required to disclaim part or all of the term of certain patents or certain patent applications. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that if challenged, our patents would not be held by a court to be invalid or unenforceable or that even if our patents are valid and enforceable, a competitor’s technology or product would be found by a court to infringe our patents. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities, and consider that we are free to operate in relation to our product candidates, but our competitors may achieve issued claims, including in patents we consider to be unrelated, which block our efforts or may potentially result in our product candidates or our activities infringing such claims. The possibility exists that others will independently develop products which have the same effect as our products and which do not infringe our patents or other intellectual property rights or will design around the claims of patents that cover our products.

The degree of future protection for our patent applications and patents is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•
others may be able to make or use compounds that are similar to the compositions of our product candidates but that are not covered by the claims of our patents or to design around those claims;
•
the APIs in our current product candidates may eventually become commercially available in generic drug products, and no patent protection may be available with regard to their formulation or method of use;
•
we or our licensors, as the case may be, may fail to meet our obligations to the U.S. government in regard to any in-licensed patents and patent applications funded by U.S. government grants, leading to the loss of patent rights or their exclusivity;
•
we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;
•
it is possible that our pending patent applications will not result in issued patents;
•
it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents, as the case may be, or parts of our or their patents;
•
it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;
•
the laws of foreign countries may not protect our or our licensors’, as the case may be, patent rights to the same extent as the laws of the United States;
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
•
we may engage in scientific collaborations with one or more third parties, and such collaborators may develop adjacent or competing products to ours that are outside the scope of our patents; or
•
we may not develop additional proprietary technologies for which we can obtain patent protection.

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

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, the subject of our trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position could be harmed. In addition, courts outside the United States are sometimes less willing to protect trade secrets than U.S. courts. Thus, we may not be able to meaningfully protect our trade secrets.

If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful.

Third-party claims of intellectual property infringement may prevent or delay our product discovery and development efforts.

Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of products or their methods of use or manufacture. There may also be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court or jury to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, or uses or formulations thereof, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and any patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

If a third party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

•
infringement and other intellectual property claims, which, regardless of merit, may be expensive and time-consuming to litigate and may divert our technical and management personnel's attention from our core business;
•
substantial damages for infringement, which we may have to pay if a court or jury decides that the product candidate or technology at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;
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

In any third-party litigation, there could also be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Uncertainties resulting from the initiation and continuation of patent litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.

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

Generally, conducting clinical trials and other development activities in the United States is protected under the Safe Harbor exemption as set forth in 35 U.S.C. §271. If and when any of our product candidates are approved by the FDA, third parties may then seek to enforce their U.S. patents by filing a patent infringement lawsuit against us. While we may believe that any claims of such patents that could otherwise materially adversely affect commercialization of our product candidates, if approved, and of which we are now aware, are not valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof.

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

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an ownership interest in the patents and intellectual property that we in-license or that we may own or in-license in the future. While it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own or such assignments may not be self-executing, for example, as part of employment or consulting agreements, or may be breached. Our licensors may face similar obstacles. We or our licensors could be subject to ownership disputes arising, for example, from conflicting obligations of employees, consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against any claims challenging inventorship or ownership, including in derivation proceedings in the USPTO. If we or our licensors fail in defending any such claims, we may have to pay monetary damages and may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property, which could adversely impact our business, results of operations and financial condition.

We may not be successful in obtaining or maintaining necessary rights to develop any future product candidates on acceptable terms.

Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights.

For example, we may develop products containing our compounds and pre-existing pharmaceutical compounds. Our product candidates may also require specific formulations to work effectively and efficiently and rights to these formulations may be held by others. We may be unable to acquire or in-license any compositions, formulations, methods of use, processes or other third-party intellectual property rights from third parties that may be necessary or important to our business operations. We may also fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop or in-license such alternatives or replacement technology, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us.

Additionally, we may from time to time collaborate with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. In certain cases, these institutions may provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program. In many cases, these institutions also have obligations to the U.S. government or other funding sources. These obligations may restrict the scope of any license that we may be able to negotiate. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program and our business and financial condition could suffer.

The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies, which may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to acquire.

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

Competitors may infringe our patents or the patents of our licensors. To counter such infringement or unauthorized use, we may be required to file infringement claims in various jurisdictions, which can be expensive and time-consuming. If legal proceedings are initiated against a third party to enforce a patent covering one of our product candidates, the third-party defendant could counterclaim that the patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware, or not appreciative of its potential relevance, during prosecution. Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. In addition, a court may refuse to stop the other party from using the technology at issue on the grounds that the public interest favors the third party’s continued use of our technology on a royalty basis. An adverse result in any litigation or defense proceedings could also put any related patent applications at risk of not issuing or being unable to be the basis of future litigation. Defense of these claims of invalidity, regardless of their merit, as well as assertion of our infringement claims, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. If we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

Third parties may also choose to challenge the patentability of claims in our U.S. patents by requesting that the USPTO review the patent claims in an ex-parte re-examination, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. Third parties may also choose to challenge our patents in patent opposition proceedings in the European Patent Office, or EPO, or similar proceedings in other foreign patent offices. The costs of these opposition or nullity proceedings could be substantial and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent offices then our patents may be cancelled or narrowed in scope.

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

Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our patents. Under the Leahy-Smith America Invents Act, or America Invents Act, enacted in 2013, the United States moved from a “first-to-invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are now being felt in the prosecution of pending patent applications and the enforcement of issued patents. The effect of these changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, now and in the future, all of which could have a material adverse effect on our business and financial condition.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to pharmaceutical and biopharmaceutical products, which could make it difficult for us or our licensors to stop the infringement of our owned or licensed patents or marketing of competing products by third parties in violation of our proprietary rights generally. The initiation of proceedings for infringement against third parties or by third parties to challenge the scope or validity of our patent rights in foreign jurisdictions could also result in substantial cost and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and any related patent applications at risk of not issuing and could provoke third parties to assert claims against us or our licensors. We may not prevail in any lawsuits that we initiate or are initiated against us and the damages or other remedies awarded in lawsuits that we initiate, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

We have never declared or paid any cash dividends on our capital stock and have no current plans to pay cash dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our board of directors may deem relevant. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common stock.

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

These market and industry factors may materially reduce the market price of shares of our common stock regardless of our operating performance.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located in Cambridge, Massachusetts and consist of approximately 61,000 square feet of leased office space. The space serves as the location of our corporate headquarters and is comprised of office and laboratory space. The lease expires in 2030, subject to our option to extend the lease for two five-year terms.

We believe that our facilities are adequate for our current and anticipated near-term needs and that suitable additional or substitute space would be available if needed.

Item 3. Legal Proceedings.

From time to time, we may be party to litigation arising in the ordinary course of business. We are currently not a party to any material legal proceedings and, to the best of our knowledge, no material legal proceedings are currently pending or threatened. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on The NASDAQ Stock Market LLC under the symbol “CERE”. On February 18, 2022, the closing price of our common stock was $24.00 per share.

Holders of Our Common Stock

As of February 18, 2022, we had approximately 9 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and the Nasdaq Biotechnology Index over the same period. The graph assumes an initial investment of $100.00 in our common stock at the market close on July 30, 2020, which was approximately the date on which the Class A common shares and redeemable warrants comprising the units sold in the initial public offering of ARYA, our predecessor, began separate trading. Data for the Nasdaq Composite Index and the Nasdaq Biotechnology Index assume reinvestment of dividends. Total return equals stock price appreciation plus reinvestment of dividends.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

The information included under the heading Performance Graph is “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed to be “soliciting material” subject to Regulation 14A or incorporated by reference in any filing under the Securities Act or the Exchange Act.

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

Overview

Introduction

We are a clinical-stage biopharmaceutical company pursuing a targeted approach to neuroscience that combines a deep understanding of disease-related biology and neurocircuitry of the brain with advanced chemistry and central nervous system, or CNS, target receptor selective pharmacology to discover and design new therapies. We seek to transform the lives of patients through the development of new therapies for neuroscience diseases, including schizophrenia, epilepsy and Parkinson’s disease. We are advancing our extensive and diverse pipeline with numerous clinical trials underway or planned, including three ongoing Phase 3 trials and an open-label extension trial for tavapadon in Parkinson's, two planned Phase 2 trials and a planned open-label extension trial for emraclidine (formerly known as CVL-231) in schizophrenia and an ongoing Phase 2 proof-of-concept trial with an open-label extension trial for darigabat (formerly known as CVL-865) in focal epilepsy. We have built a highly experienced team of senior leaders and neuroscience drug developers who combine a nimble, results-driven biotech mindset with the proven expertise of large pharmaceutical company experience and capabilities in drug discovery and development.

Our portfolio of product candidates is based on a differentiated approach to addressing neuroscience diseases, which incorporates three key pillars: (1) targeted neurocircuitry, where we seek to unlock new treatment opportunities by precisely identifying and targeting the neurocircuit that underlies a given neuroscience disease, (2) receptor subtype selectivity, where we selectively target the receptor subtype(s) related to the disease physiology to minimize undesirable off-target effects while maximizing activity and (3) differentiated pharmacology, where we design full and partial agonists, antagonists and allosteric modulators to precisely fine-tune the receptor pharmacology and neurocircuit activity to avoid over-activation or over-suppression of the endogenous physiologic range. In addition, our portfolio is supported by robust data packages and rigorous clinical trial execution designed to elucidate the key points of differentiation for our compounds. We believe that this science-driven approach is critical to achieving optimal therapeutic activity while minimizing unintended side effects of currently available therapies.

Business Environment

The biopharmaceutical industry is extremely competitive. We are subject to risks and uncertainties common to clinical-stage companies in the biopharmaceutical industry. These risks include, but are not limited to, the introduction of new products, therapies, standards of care or technological innovations, our ability to obtain and maintain adequate protection for our in-licensed technology, data or other intellectual property and proprietary rights and compliance with extensive government regulation and oversight. We are also dependent upon the services of key personnel, including our Chief Executive Officer, executive team and other highly skilled employees. Demand for experienced personnel in the pharmaceutical and biotechnology industries is high and competition for talent is intense. Please read the section entitled “Risk Factors” for additional information.

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

Risks and Liquidity

Product development is very expensive and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. We will not generate revenue from product sales unless and until we successfully complete clinical development, are able to obtain regulatory approval for and successfully commercialize the product candidates we are developing or may develop. We currently do not have any product candidates approved for commercial sale. In addition, we operate in an environment of rapid change in technology. We are also dependent upon the services of our employees, consultants, third-party contract research organizations, or CROs, third-party contract manufacturing organizations, CMOs and other third-party organizations.

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

We believe that our available financial resources will enable us to fund our operating expense and capital expenditure requirements through at least 12 months from the issuance date of our audited consolidated financial statements included elsewhere in this Annual Report. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

In the future, we will require additional capital to meet operational needs and capital requirements. We are eligible to receive up to $125.0 million pursuant to the Funding Agreements, of which approximately $31.1 million was received in April 2021. Except for this source of funding, we do not have any committed external source of liquidity. Until such time, if ever, as we can generate substantial product revenue, we will need substantial additional funding to support our continuing operations and pursue our growth strategy, and we may finance our operations through a combination of additional private or public equity offerings, debt financings, collaborations, strategic alliances, marketing, distribution or licensing arrangements with third parties or through other sources of financing. We intend to consider opportunities to raise additional funds through the sale of equity or debt securities when market conditions are favorable for us to do so. However, the trading prices for our common stock and for other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. Similarly, adverse market or macroeconomic conditions could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms or at all. To the extent that we raise additional capital through the sale of private or public equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, obtain funds through arrangement with collaborators on terms unfavorable to us or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of our stockholders.

We have incurred significant operating losses since our inception and, as of December 31, 2021, had an accumulated deficit of $616.2 million and had not yet generated revenues. Our net losses totaled $225.3 million, $152.1 million and $128.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. We have funded our operations primarily with the net proceeds received from the issuance of preferred stock and common stock and net proceeds from the consummation the Business Combination and the Funding Agreements.

In addition, we anticipate that our expenses will increase substantially if, and as, we:

•
advance our clinical-stage product candidates through clinical development, including as we advance these candidates into later-stage clinical trials;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials;
•
hire additional clinical, quality control, medical, scientific and other technical personnel to support our clinical operations;
•
experience an increase in headcount as we expand our research and development organization and initiate pre-commercial activities;
•
undertake any pre-commercial or commercial activities to establish sales, marketing and distribution capabilities;
•
advance our preclinical-stage product candidates into clinical development;
•
seek to identify, acquire and develop additional product candidates, including through business development efforts to invest in or in-license other technologies or product candidates;

•
meet the requirements and demands of being a public company, particularly now that we neither qualify as an “emerging growth company” nor a “smaller reporting company”;
•
maintain, expand and protect our intellectual property portfolio;
•
make milestone, royalty or other payments due under the Pfizer License Agreement and any future in-license or collaboration agreements; and
•
make milestone, royalty or other payments due under the Funding Agreements and any future financing or other arrangements with third parties.

Business Combination Transaction

On October 27, 2020, ARYA Sciences Acquisition Corp II, or ARYA, completed the acquisition of Cerevel Therapeutics, Inc., or Old Cerevel, a private company, pursuant to the Business Combination Agreement. Net proceeds from this transaction totaled approximately $439.5 million. ARYA was incorporated as a Cayman Islands exempted company on February 20, 2020 and was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Old Cerevel was incorporated in Delaware on July 23, 2018, under the name Perception Holdco, Inc., which was subsequently changed to Cerevel Therapeutics, Inc. on October 23, 2018.

Upon closing of the Business Combination Transaction, Old Cerevel became a wholly owned subsidiary of ARYA and ARYA was renamed Cerevel Therapeutics Holdings, Inc., or New Cerevel, and the existing stockholders of Old Cerevel exchanged their equity interests of Old Cerevel for shares of common stock of New Cerevel.

We accounted for the Business Combination Transaction as a reverse recapitalization, which is the equivalent of Old Cerevel issuing stock for the net assets of ARYA, with ARYA treated as the acquired company for accounting purposes. The net assets of ARYA were stated at historical cost with no goodwill or other intangible assets recorded. Reported results from operations included herein prior to the Business Combination Transaction are those of Old Cerevel. The shares and corresponding capital amounts and loss per share related to Old Cerevel’s outstanding redeemable convertible preferred stock, redeemable convertible common stock, and common stock prior to the Business Combination Transaction have been retroactively restated to give effect to the exchange ratio established in the Business Combination Agreement (1.00 share of Old Cerevel for 2.854 shares of New Cerevel), or the Exchange Ratio.

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

ATM Program

On November 10, 2021, we entered into an open market sales agreement with Jefferies LLC, as sales agent, to provide for the ability of issuance and sale of up to $250.0 million of our common stock from time-to-time in “at-the-market” offerings, or the ATM Program. As of December 31, 2021, no sales had been made pursuant to the ATM Program.

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

Equity Commitment and Share Purchase Option

Old Cerevel’s principal operations commenced on September 24, 2018, or the Formation Transaction Date, when Old Cerevel in-licensed technology to a portfolio of pre-commercial neuroscience assets from Pfizer in exchange for the issuance of Series A-2 Preferred Stock of Old Cerevel and obtained a $350.0 million equity commitment, or the Equity Commitment, from Bain Investor to develop the in-licensed assets in exchange for the issuance of Series A-1 Preferred Stock and Series A Common Stock of Old Cerevel. We refer to the foregoing transactions collectively as the Formation Transaction.

Under the terms of the Stock Purchase Agreement entered into in connection with the Formation Transaction Bain Investor retained an option to purchase a combination of additional shares of Series A-1 Preferred Stock and Series A Common Stock at a price of $10.00 per share, up to an aggregate amount of $100.0 million, pursuant to certain conditions detailed in the agreement, which we refer to as the Share Purchase Option.

Upon closing of the Business Combination Transaction, the Equity Commitment, Share Purchase Option and Stock Purchase Agreement were terminated and the remaining Equity Commitment immediately prior to the closing of $149.9 million was considered satisfied.

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

For additional information on our funding agreements, please read Note 8, Financing Liabilities, to our audited consolidated financial statements included elsewhere in this Annual Report.

Impact of the Ongoing COVID-19 Pandemic

The ongoing COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it has impacted and may continue to impact our operations and the operations of our suppliers, vendors and business partners. We have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address this pandemic; however, the spread of COVID-19 has caused us to modify our business practices, including enacting a COVID-19 vaccination policy for all employees and visitors to our facility. We expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners in light of COVID-19.

More specifically, in response to the onset of the COVID-19 pandemic, we paused patient screening and enrollment of our Phase 3 trials of tavapadon for the treatment of Parkinson’s in March 2020 (which we subsequently resumed in the second half of 2020) and concluded dosing of Cohort 1 of our Phase 1 SAD trial of CVL-936 after receiving sufficient clinical data for the intended purposes for this trial. Due, in part, to the ongoing COVID-19 pandemic, data for our Phase 2a exploratory trial for CVL-871 in dementia-related apathy has been delayed from the second half of 2022 to the first half of 2023.

The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which, despite progress in vaccination efforts, are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19, such as new strains of the virus, including the Delta and Omicron variants and any future variants that may emerge, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines and the extent and effectiveness of actions to contain COVID-19 or treat its impact, including vaccination campaigns and lockdown measures, among others. In addition, recurrences or additional waves of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage were to experience prolonged business shutdowns or other disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.

We have not incurred any significant impairment losses in the carrying values of our assets as a result of the pandemic and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in our audited consolidated financial statements included elsewhere in this Annual Report. Our estimates of the impact on our business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.

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

We expect our general and administrative expenses will increase both in the near-term and beyond as we continue to build general corporate infrastructure to support the growth of our organization as we expand our research and development organization and initiate pre-commercialization activities.

Interest Income, Net

Interest income, net primarily consists of interest earned on our cash, cash equivalents, marketable securities and restricted cash.

Other Income (Expense), Net

Other income (expense), net primarily consists of gains (losses) on the fair value remeasurement of our financing liabilities and gains (losses) on the fair value remeasurement of the private placement warrants through their cashless exercise and settlement in September 2021. Other income (expense) also reflected gains (losses) on the fair value remeasurement of the Equity Commitment and Share Purchase Option through their termination upon completion of the Business Combination Transaction in October 2020 as well as amounts for other miscellaneous income and expense unrelated to our core operations.

As permitted under ASC 825, Financial Instruments, we elected the Fair Value Option for our financing liabilities, wherein the financial instruments were initially measured at their issue-date estimated fair value and are subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in the fair value of our financing liabilities, excluding the impact of the change in fair value attributable to instrument-specific credit risk, are separately presented as a component of other income (expense), net in our consolidated statements of operations and comprehensive loss. The portion of the fair value adjustment attributed to a change in the instrument-specific credit risk is recognized and separately presented as a component of other comprehensive income (loss). Changes in the fair value of our financing liabilities can result from changes to one or multiple inputs, including adjustments to discount rates, changes in the expected achievement or timing of any sales-based, development and regulatory milestones, changes in the amount or timing of expected net cash flows, changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval.

The private placement warrants were determined to be free-standing financial instruments that were reclassified from equity to other long-term liabilities on March 31, 2021. We revalued the private placement warrants on a recurring basis each reporting period through their cashless exercise and settlement in September 2021, with increases or decreases in the fair value of these warrants recognized as an adjustment to other income (expense), net in our consolidated statements of operations and comprehensive loss. Changes in the fair value of the private placement warrants resulted from changes to one or multiple inputs, including adjustments to the discount rate, expected volatility and dividend yield as well as changes in the fair value of our common stock and public warrants.

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

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements or our tax returns. Deferred tax assets and liabilities are determined based on difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2021 and 2020, we continue to maintain a full valuation allowance against all of our deferred tax assets based on our evaluation of all available evidence.

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2021, 2020 and 2019:

	For the year ended December 31,			Change
(In thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Operating expenses:
Research and development	$161,855	$103,303	$50,294	57%	105%
General and administrative	58,243	45,813	33,169	27%	38%
Total operating expenses	220,098	149,116	83,463	48%	79%
Loss from operations	(220,098)	(149,116)	(83,463)	48%	79%
Interest income, net	157	224	1,552	(30)%	(86)%
Other income (expense), net	(5,393)	(3,274)	(46,433)	65%	(93)%
Loss before income taxes	(225,334)	(152,166)	(128,344)	48%	19%
Income tax benefit (provision), net	—	24	(45)	(100)%	(153)%
Net loss	$(225,334)	$(152,142)	$(128,389)	48%	19%

Research and Development

The following table summarizes the components of research and development expense for the years ended December 31, 2021, 2020 and 2019:

	For the year ended December 31,			Change
(In thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Tavapadon	$48,858	$31,678	$16,973	54%	87%
Darigabat	19,461	10,984	8,174	77%	34%
Emraclidine	15,472	16,360	2,646	(5)%	518%
CVL-871	4,773	1,003	—	376%	100%
Other research and development programs	15,973	8,414	3,425	90%	146%
Unallocated	13,773	8,608	3,587	60%	140%
Personnel costs	34,325	23,017	12,887	49%	79%
Equity-based compensation	9,220	3,239	2,602	185%	24%
Total research and development	$161,855	$103,303	$50,294	57%	105%

For 2021 compared to 2020, the increase in research and development expense was primarily due to the continued advancement of our tavapadon, darigabat and CVL-871 programs as well as increased investment in our preclinical and discovery research efforts. Decreased costs associated with emraclidine reflect the completion of the Phase 1b clinical trial in June 2021. The increase in research and development expense also reflects higher personnel costs, including equity-based compensation, as we continue to develop our organizational infrastructure to advance our pipeline. The increase in unallocated costs reflects the impact of our laboratory becoming operational in the second quarter of 2021 and our increased investment in technology that supports our research and development efforts. For 2021, expense associated with other research and development programs was reduced by $0.9 million related to the reimbursement of certain research and development costs received from the National Institute of Drug Abuse agency of the National Institutes of Health.

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

General and Administrative

	For the year ended December 31,			Change
(In thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
General and administrative	$58,243	$45,813	$33,169	27%	38%

For 2021 compared to 2020, the increase in general and administrative expense was primarily due to increased public company costs and higher personnel costs, including equity-based compensation as we continued to grow our organization. General and administrative expense for 2021 also includes a $2.5 million net charge associated with the departure of certain executives. General and administrative expense for 2020 includes the write-off of approximately $2.5 million of deferred financing costs in June 2020 upon signing of the term sheet for the Business Combination Transaction and $3.8 million of nonrecurring costs pursuant to the Management Agreement with affiliate entities of Bain Investor, inclusive of a $3.0 million charge related to the payment of remaining management fees due under the agreement that became payable upon the completion of the Business Combination Transaction.

For 2020 compared to 2019, the increase in general and administrative expense was primarily due to increased personnel costs, including equity-based compensation, higher facility-related costs as we grew our organization, as well as certain non-recurring charges recognized in connection with our Business Combination Transaction. The increase in facility-related costs is primarily associated with the lease for our headquarters in Cambridge, Massachusetts. General and administrative expense for 2020 includes a $3.0 million charge recognized in October 2020 related to the payment of remaining management fees due pursuant to the Management Agreement with affiliate entities of Bain Investor upon the completion of the Business Combination Transaction. General and administrative expense for 2020 also includes a $2.5 million charge related to the write-off of deferred financing costs directly associated with our previously anticipated initial public offering, or IPO, and other financing activities that were abandoned in June 2020 upon signing of the term sheet for our Business Combination Transaction.

Interest Income, Net

	For the year ended December 31,			Change
(In thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Interest income, net	$157	$224	$1,552	(30)%	(86)%

Interest income, net primarily consists of interest earned on our cash, cash equivalents, marketable securities and restricted cash.

For 2021 compared to 2020, the decrease in interest income, net, reflects a reduction in market interest rates. Interest income, net for 2021 includes interest earned on our portfolio of available-for-sale marketable securities purchased in the fourth quarter of 2021.

For 2020 compared to 2019, the decrease in interest income, net, reflects a reduction in market interest rates and lower average comparative cash, cash equivalents and restricted cash balances.

Other Income (Expense), Net

The following table summarizes the components of other income (expense), net for the years ended December 31, 2021, 2020 and 2019:

	For the year ended December 31,			Change
(In thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Loss on fair value remeasurement of Equity Commitment	$—	$(3,530)	$(51,562)	(100)%	(93)%
Gain on fair value remeasurement of Share Purchase Option	—	260	5,120	(100)%	(95)%
Loss on fair value remeasurement of financing liability, related party	(751)	—	—	**	**
Loss on fair value remeasurement of financing liability	(751)	—	—	**	**
Loss on fair value remeasurement of private placement warrants	(3,881)	—	—	**	**
Other, net	(10)	(4)	9	150%	(144)%
Other income (expense), net	$(5,393)	$(3,274)	$(46,433)	65%	(93)%

** Not meaningful

For 2021, other income (expense), net, primarily reflects losses on the fair value remeasurement of our financing liabilities and the private placement warrants. The changes in fair value remeasurement of our financing liabilities were primarily due to changes in our discount rates, changes in the amount or timing of expected net cash flows and the passage of time. Changes in fair value remeasurement of the private placement warrants were primarily due to changes in the fair values of our common stock and public warrants, as well as changes in the volatility implied by the market price of our public warrants through their cashless exercise and settlement in September 2021.

For 2020, other income (expense), net, primarily reflects the loss on the fair value remeasurement of the Equity Commitment. The net loss reflects a $5.5 million loss recognized on the partial settlement of the Equity Commitment liability in July 2020 upon Bain Investor contributing an additional $25.0 million in exchange for the issuance of convertible preferred and convertible common stock partially offset by a net gain of $2.0 million related to the fair value remeasurement of the Equity Commitment through its termination.

For 2019, other income (expense), net, primarily reflects the loss on the fair value remeasurement of Equity Commitment, partially offset by a gain on fair value remeasurement of the Share Purchase Option. The loss on fair value remeasurement of the Equity Commitment reflects a loss recognized upon the partial settlement of the Equity Commitment liability upon the issuance of Series A-1 Preferred Stock and Series A Common Stock in December 2019. Changes in fair value remeasurement of the Equity Commitment and Share Purchase Option also reflect changes in the probability of exercise and timing of future expected funding required in settlement of the Equity Commitment and Share Purchase Option and increases in the fair value of our preferred and common stock expected to be exchanged for that additional funding.

For additional information on our Equity Commitment and Share Purchase Option, please read Note 7, Equity Commitment and Share Purchase Option, to our audited consolidated financial statements included elsewhere in this Annual Report.

Liquidity and Capital Resources

Sources of Liquidity and Capital

We have incurred significant operating losses since our inception and we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses totaled $225.3 million, $152.1 million and $128.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, and as of December 31, 2021, we had an accumulated deficit of $616.2 million. We have not yet generated revenues.

Our cash, cash equivalents and marketable securities totaled $618.0 million as of December 31, 2021. Until required for use in our business, we typically invest our cash in money market funds and investment grade short to intermediate-term fixed income securities. We attempt to minimize credit risk related to our cash, cash equivalents and marketable securities by maintaining balances in accounts only with accredited financial institutions and maintaining a well-diversified portfolio that limits the amount of exposure as to institution, maturity, and investment type.

Prior to the Business Combination Transaction, our operations were funded primarily from the issuance of convertible preferred stock, convertible common stock and common stock. Upon closing of the Business Combination Transaction in October 2020, we received net proceeds totaling approximately $439.5 million.

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

On November 10, 2021, we entered into an open market sales agreement with Jefferies LLC, as sales agent, to provide for the ability of issuance and sale of up to $250.0 million of our common stock from time-to-time in “at-the-market” offerings, or the ATM Program. As of December 31, 2021, no sales had been made pursuant to the ATM Program.

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
•
our receipt of additional funding under the Funding Agreements;
•
our headcount growth and associated costs as we expand our research and development and initiate pre-commercialization activities;
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

For additional information on risks associated with our substantial capital requirements, please read the sections entitled “—Risks and Liquidity” and “Risk Factors” included elsewhere in this Annual Report.

Warrants

Upon the consummation of the Business Combination Transaction, there were 4,983,314 public warrants and 166,333 private placement warrants (collectively, the warrants) outstanding. Each outstanding warrant of ARYA became one warrant to purchase one share of our common stock. Each whole warrant entitled the holder to purchase one share of our common stock at an exercise price of $11.50 per share. The warrants became exercisable beginning on June 9, 2021.

On July 30, 2021, we announced the redemption of all of the outstanding public warrants with a redemption date of August 30, 2021, or the Redemption Date. Any public warrants that remained outstanding as of the Redemption Date became void and no longer exercisable and the holders of such public warrants became entitled to receive the redemption price of $0.01 per public warrant. At any time prior to the Redemption Date, the public warrants were able to be exercised by the holders to purchase shares of our common stock at the exercise price of $11.50 per share. An aggregate of 4,822,947 public warrants were exercised prior to the Redemption Date for an equal number of shares of our common stock resulting in gross proceeds of approximately $55.5 million. The 160,367 public warrants that remained unexercised following the Redemption Date were redeemed for the redemption price of $0.01 per public warrant. No public warrants remained outstanding as of December 31, 2021.

In September 2021, the 166,333 private placement warrants were cashless exercised and settled in exchange for the issuance of 111,426 shares of our common stock. No private placement warrants remained outstanding as of December 31, 2021.

Working Capital

The following table summarizes our total working capital, defined as current assets less current liabilities as of December 31, 2021 and 2020:

	As of December 31,
(In thousands)	2021	2020	Change
Current assets	$578,017	$390,560	48%
Current liabilities	(42,538)	(29,548)	44%
Total working capital	$535,479	$361,012	48%

The change in working capital at December 31, 2021, from December 31, 2020, reflects a net increase in total current assets of $187.5 million partially off-set by a net increase in total current liabilities of $13.0 million.

The net increase in total current assets was primarily driven by an increase in current marketable securities offset by a reduction in our cash and cash equivalents. These changes reflect our investment of excess cash provided by financing activities, offset by cash used in operations and for purchases of property and equipment and non-current marketable securities, as discussed in further detail below.

The net increase in current liabilities was primarily driven by increases in accounts payable and accruals related to external research and development services, employee compensation and other personnel costs, partially offset by decreases in accruals for the purchase of property and equipment.

Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2021, 2020 and 2019:

	For the year ended December 31,			Change
(In thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net cash flows used in operating activities	$(178,546)	$(117,802)	$(70,720)	52%	67%
Net cash flows used in investing activities	(435,661)	(18,892)	(1,099)	2,206%	1,619%
Net cash flows provided by financing activities	423,602	440,835	60,058	(4)%	634%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(190,605)	$304,141	$(11,761)	(163)%	(2,686)%

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

Net cash flows used in operating activities is derived by adjusting our net loss for:

•
non-cash operating items such as depreciation and amortization, adjustments to operating lease expense, equity-based compensation, impairments and write-offs of deferred charges and amortization of premiums and accretion of discounts on marketable securities;
•
changes in operating assets and liabilities reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations; and
•
changes in the fair value remeasurement of the Equity Commitment and Share Purchase Option, our financing liabilities and private placement warrants.

For 2021, cash used in operating activities primarily reflects our net loss for the period of $225.3 million, adjusted for net non-cash charges totaling $31.2 million and a net change of $15.5 million in our net operating assets and liabilities. Our non-cash charges primarily consisted of $23.9 million of equity-based compensation expense, $3.9 million related to the final fair value remeasurement of private placement warrants through their cashless exercise and settlement, $2.7 million of depreciation and amortization and $1.5 million related to the fair value remeasurement of our financing liabilities. The net changes in our operating assets and liabilities primarily reflect an increase in operating lease liabilities resulting from landlord reimbursement for tenant improvements, an increase in accounts payable related to increased operating activities and the timing of payments, and an increase in accrued expenses related to increased operating activities. These increases are partially offset by a reduction in amounts accrued for property and equipment, an increase in prepaids and other current assets primarily due to advances related to clinical trials and other research activities, and the prepayment of insurance premiums and software licenses.

For 2020, cash used in operating activities primarily reflects our net loss for the period of $152.1 million, adjusted for net non-cash charges totaling $16.6 million and a net change of $17.7 million in our net operating assets and liabilities. Our non-cash charges primarily consisted of $10.5 million of equity-based compensation expense, net losses totaling $3.3 million recognized in relation to the Equity Commitment and Share Purchase Option and a $2.5 million charge related to the write-off of deferred financing costs directly associated with Old Cerevel's previously anticipated initial public offering and other financing activities that were abandoned in June 2020 upon signing of the term sheet for the Business Combination Transaction. The net changes in our operating assets and liabilities primarily reflect an increase in account payable and accrued expenses and other liabilities associated with compensation, external research and development services and an increase in operating lease liabilities resulting from landlord reimbursement for tenant improvements.

For 2019, net cash used in operating activities primarily reflected our net loss for the period of $128.4 million, adjusted by non-cash charges totaling $57.3 million and a net change of $0.3 million in relation to our net operating assets and liabilities. Our non-cash charges primarily consisted of net losses totaling $46.4 million recognized related to the Equity Commitment and Share Purchase Option, $8.3 million of equity-based compensation expense and $2.4 million of non-cash rent expense. The net changes in our operating assets and liabilities primarily reflect an increase in accounts payable and accrued expenses and other current liabilities, partially offset by an increase in prepaid expenses, other current assets and other assets.

Cash flows used in Investing Activities

For 2021, cash used in investing activities reflected $425.2 million used for purchases of marketable securities and $10.5 million of property and equipment, primarily related to the build-out of our Cambridge, Massachusetts headquarters.

For 2020, cash used in investing activities reflected $18.9 million used for purchases of property and equipment, primarily related to the build-out of our Cambridge, Massachusetts headquarters.

For 2019, cash used in investing activities reflected $1.1 million used for purchases of property and equipment.

Cash flows provided by Financing Activities

For 2021, net cash provided by financing activities totaled $423.6 million, reflecting $328.3 million of net proceeds received from our follow-on offering, $55.5 million of net proceeds received from exercises of public warrants, $31.3 million of proceeds received under the Funding Agreements and $9.0 million of proceeds received from stock option exercises and purchases of stock under our ESPP.

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

This agreement obligated us to pay such entities, in the aggregate, a $5.0 million fee upon the completion of a qualified public offering or change of control transaction, less any quarterly fees previously paid to such entities. Upon completion of the Business Combination Transaction, we paid the remaining approximately $3.0 million of management fees payable under the Management Agreement and no additional fees remained payable pursuant to this agreement. Inclusive of the final payment made under the Management Agreement, we incurred management fees to Bain Capital Private Equity, LP and Bain Capital Life Sciences, LP totaling $3.8 million and $1.0 million during the years ended December 31, 2020 and 2019, respectively.

Following the closing of the Business Combination Transaction, we entered into a new management agreement with Bain Capital Private Equity, LP and Bain Capital Life Sciences, LP providing for the expense reimbursement and indemnification of such entities. No amounts were incurred under the management agreement during the year ended December 31, 2021.

Contractual Obligations and Other Commitments

Our contractual obligations primarily consist of our obligations under non-cancellable operating leases, contracts and other purchase obligations. We did not have any debt obligations as of December 31, 2021 or 2020, respectively.

Our most significant contracts relate to agreements with CROs for clinical trials and preclinical studies, CMOs and other service providers for operating purposes, which we enter into in the normal course of business. These contracts are generally cancelable at any time by us following a certain period after notice and therefore, we believe that our non-cancelable obligations under these agreements are not material. In addition, we have obligations with respect to potential future royalties payable, contingent development, regulatory and commercial milestone payments and potential amounts related to uncertain tax positions. The timing and amount of such obligations are unknown or uncertain as of December 31, 2021. For additional information on potential royalties and milestone payments payable to Pfizer, please read Note 6, Pfizer License Agreement, to our audited consolidated financial statements included elsewhere in this Annual Report.

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

For additional information on our funding agreements, please read Note 8, Financing Liabilities, to our audited consolidated financial statements included elsewhere in this Annual Report.

Contract Research and Manufacturing Organizations

As of December 31, 2021 and 2020, we recorded accrued expenses of approximately $12.2 million and $7.1 million, respectively, in our consolidated balance sheets for expenditures incurred by CROs and CMOs.

Tax Related Obligations

To date, we have not recognized any reserves related to uncertain tax positions. As of December 31, 2021 and 2020, we had no accrued interest or penalties related to uncertain tax positions.

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

Fair Value Option for Funding Agreements

We elected to account for our funding agreements and related financial liabilities described in Note 8, Financing Liabilities, in accordance with the fair value option permitted under ASC 825-10, Financial Instruments. A liability associated with each of our funding agreements was initially recognized at their estimated fair value within our consolidated balance sheets. We revalue these financial instruments on a recurring basis each reporting period with subsequent changes in fair value, excluding the impact of the change in fair value related to instrument-specific credit risk, separately presented as a component of other income (expense), net in our consolidated statements of operations and comprehensive loss. The portion of the fair value adjustment attributed to a change in the instrument-specific credit risk is recognized and separately presented as a component of other comprehensive income (loss).

We determined the estimated fair values using a Monte Carlo simulation model under the income approach determined by utilizing probability assessments of the expected future cash receipts and expected future cash payments. Changes in the fair value of our financing liabilities can result from changes to one or multiple inputs, including adjustments to discount rates, changes in the expected achievement or timing of any sales-based, development and regulatory milestones, changes in the amount or timing of expected net cash flows, changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.

Upfront, direct costs and fees related to the instruments for which we have elected the fair value option were recognized in general and administrative expense in earnings as incurred.

The decision to elect the fair value option is determined on an instrument-by-instrument basis, and must be applied to an entire instrument and is irrevocable once elected, but need not be applied to all similar instruments. Assets and liabilities measured at fair value pursuant to ASC 825-10 are required to be reported separately from those instruments measured using another accounting method.

If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. For additional information on our qualifying instruments that we have elected to account for under the fair value option, please read Note 8, Financing Liabilities, and Note 9, Fair Value Measurements, to our audited consolidated financial statements included elsewhere in this Annual Report.

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

Equity-Based Compensation

We determine the fair value of each award issued under our equity-based compensation plan on the date of grant. We recognize compensation expense for service-based awards on a straight-line basis over the requisite service period which generally approximates the vesting term. For service-based awards with performance or market conditions that were satisfied upon closing of the Business Combination Transaction, we recognize compensation expense on a straight-line basis over the requisite service period for each separate vesting portion of the award, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

Determination of Fair Value – Preferred and Common Stock

Prior to the completion of the Business Combination Transaction, given the absence of an active market for our common stock, we were required to estimate the fair value of our common stock at the time of each grant of an equity-based award. We used a hybrid methodology that combines both an income approach and a market approach to estimate the business enterprise value and our total equity value to calculate the fair value of our preferred stock and common stock during 2019 and throughout 2020, until completion of the Business Combination Transaction. A probability-weighted discounted cash flow analysis was first prepared reflecting multiple scenarios for future outcomes associated with the acquired product candidates in order to estimate the cash flows associated with estimated liquidity events (i.e., an IPO). We also used a PWERM to determine the fair value of pre-IPO funding scenarios. We then used a market approach to estimate the value as of each potential date of liquidity, resulting in an estimate of the total equity value, including the value of planned future funding. The value of the preferred stock and common stock was then estimated using an option pricing method, allocating total equity value based on an assumed future liquidity date, the liquidation preference of the preferred stock and the assumed funding in each scenario. Each of these scenarios was probability-weighted based on the expected outcomes to arrive at a final estimated fair value per share of the common stock. The estimates and assumptions underlying our valuations included a number of objective and subjective factors.

We believe our methodologies are reasonable based upon our internal peer company analyses and further supported by transactions involving our preferred stock. If different assumptions had been made, equity-based compensation expense, consolidated net loss and consolidated net loss per share could have been significantly different. Pursuant to the terms of our Business Combination Agreement, the stockholders of Old Cerevel exchanged their shares of common stock in Old Cerevel for shares of Cerevel Therapeutics Holdings, Inc., based upon the Exchange Ratio.

Subsequent to the closing of the Business Combination Transaction, our board of directors determines the fair value of each share of common stock underlying stock-based awards based on the closing price of our common stock as reported by Nasdaq on the date of grant.

Determination of Fair Value – Stock Option Awards

Prior to the closing of the Business Combination Transaction, we estimated the fair value of the stock option awards on the date of grant using the option pricing method, which is a variant of an income approach. The option pricing method was used given that a portion of the option awards have an exercise price that is considered to be “deeply out of the money.” The option pricing method incorporated the probability of the performance and market conditions being met and adjustments to the estimated life and value of the options to reflect the necessary growth in the common share value for such shares to become exercisable. Our option awards granted prior to the Business Combination Transaction, reflects multiple strike prices. In order to motivate our employees, a premium in exercise price was applied to 25% of each option award.

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

Awards under our previously existing equity incentive plans, including the 2020 Old Cerevel Equity Incentive Plan and the 2018 Old Cerevel Equity Incentive Plan, were exchanged for awards issued under a new equity incentive plan adopted by Cerevel Therapeutics Holdings, Inc. at the same Exchange Ratio.

Subsequent to the closing of the Business Combination Transaction, we estimate the fair value of our stock option awards using the Black Scholes method utilizing the fair value of our common stock and the following assumptions:

•
Expected term – We have opted to utilize the “simplified method,” for determining the expected life of the award, which is based on the mid-point between the vesting date and the end of the contractual term as all options granted after becoming a public entity will be granted “at-the-money.”
•
Expected volatility – We determine the volatility for options granted based on an analysis of reported data for a peer group of companies. The expected volatility of granted options has been determined using a weighted-average of the historical volatility measures of this peer group of companies. We will continue to apply this method until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.
•
Risk-free interest rate – The risk-free interest rate utilized in our calculations is based on a treasury instrument whose term is consistent with the expected life of the stock options.
•
Expected Dividend – The expected dividend yield is assumed to be zero as we have never paid dividends and do not have current plans to pay any dividends on our common stock.

Following the closing of the Business Combination Transaction, the strike price of our option awards reflects the closing price of our common stock as reported by Nasdaq on the date of grant. As of December 31, 2021, total unrecognized equity-based compensation expense relating to stock options was $70.1 million, of which only approximately $4.8 million related to awards granted prior to the Business Combination Transaction.

For additional information on the Business Combination and our equity-based incentive plans, please read Note 3, Business Combination and Note 13, Equity-Based Compensation, to our audited consolidated financial statements included elsewhere in this Annual Report.

Recent Accounting Pronouncements

For a discussion of new accounting standards and their expected impact on our consolidated financial statements or disclosures, please read Note 5, Recent Accounting Guidance, to our audited consolidated financial statements included elsewhere in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash, cash equivalents and marketable securities of $618.0 million and $383.6 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, this balance consisted of bank deposits, highly liquid money market funds and investment grade short to intermediate-term fixed income securities. As of December 31, 2020, this balance consisted of bank deposits and highly liquid money market funds. Furthermore, we had no outstanding debt as of December 31, 2021 and 2020.

Interest Rate Sensitivity

The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of December 31, 2021, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $2.7 million to our interest rate sensitive instruments. As of December 31, 2020, we estimate that such hypothetical 100 basis point adverse movement would not have a material effect on the fair market value of our cash equivalents. Historical fluctuations in interest rates have not been significant for us.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report. An index of those financial statements is found in Item 15, Exhibit and Financial Statement Schedules, of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, or persons performing similar functions, and effected by a company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•
pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of a company’s assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an auditor’s report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. This report is included below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cerevel Therapeutics Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Cerevel Therapeutics Holdings, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Cerevel Therapeutics Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 1, 2022

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)(1) For a list of the financial statements included herein, see Index to the Financial Statements on page F-1 of this Annual Report.

(2) Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

(b) Exhibit Index

Exhibit Number	Description

2.1†

Business Combination Agreement, dated as of July 29, 2020, by and among ARYA Sciences Acquisition Corp II, Cassidy Merger Sub 1, Inc. and Cerevel Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Annual Report on Form 10-K filed by the registrant on March 24, 2021).

2.2

Amendment No. 1 to Business Combination Agreement, dated as of October 2, 2020, by and between ARYA Sciences Acquisition Corp II and Cerevel Therapeutics, Inc. (incorporated by reference to Exhibit 2.2 to the Annual Report on Form 10-K filed by the registrant on March 24, 2021).

3.1	Certificate of Incorporation of Cerevel Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the registrant on March 24, 2021).

3.2	By-laws of Cerevel Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the registrant on March 24, 2021).

4.1*	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934.

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed by the registrant on March 24, 2021).

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

10.7#	Cerevel Therapeutics Holdings, Inc. 2020 Equity Incentive Plan. (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed by the registrant on March 24, 2021).

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

10.10#	Senior Executive Cash Annual Incentive Plan (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed by the registrant on November 2, 2020).

10.11#	Severance Benefits Policy for Specified C-Suite Executives (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed by the registrant on November 2, 2020).

10.12*#	Non-Employee Director Compensation Policy, as amended.

10.13#	Form of Indemnification Agreement (Directors) (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed by the registrant on November 2, 2020).

10.14#	Form of Indemnification Agreement (Officers) (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed by the registrant on November 2, 2020).

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

10.17#

Offer Letter, dated August 18, 2019, by and between Cerevel Therapeutics, LLC and Mark Bodenrader (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q filed by the registrant on November 16, 2020).

10.18††#

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

10.21#

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

10.23#

Separation Agreement, dated as of September 19, 2021, by and between Cerevel Therapeutics, LLC and Kathy Yi (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the registrant on November 10, 2021).

10.24††

Funding Agreement, dated as of April 12, 2021, by and between Cerevel Therapeutics, Inc. and NovaQuest Co-Investment Fund XVI, L.P. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the registrant on May 17, 2021).

10.25††

Funding Agreement, dated April 12, 2021, by and between Cerevel Therapeutics, Inc., and BC Pinnacle Holdings, LP (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the registrant on May 17, 2021).

21.1	List of subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 filed by the registrant on November 25, 2020).

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

* Filed or furnished herewith.

# Indicates a management contract, compensatory plan or arrangement.

† Schedules, exhibits or similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the SEC upon request.

†† Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEREVEL THERAPEUTICS HOLDINGS, INC.

Date: March 1, 2022	By:	/s/ N. Anthony Coles
N. Anthony Coles
Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

Each person whose individual signature appears below hereby authorizes and appoints each of N. Anthony Coles, Scott Akamine and Mark Bodenrader with full power of substitution and resubstitution and full power to act as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ N. Anthony Coles	Chairperson, Director and Chief Executive Officer (Principal Executive Officer)	March 1, 2022
N. Anthony Coles

/s/ Mark Bodenrader	Chief Accounting Officer and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2022
Mark Bodenrader

/s/ Deborah Baron	Director	March 1, 2022
Deborah Baron

/s/ Morris Birnbaum	Director	March 1, 2022
Morris Birnbaum

/s/ Marijn Dekkers	Director	March 1, 2022
Marijn Dekkers

/s/ Doug Giordano	Director	March 1, 2022
Doug Giordano

/s/ Christopher Gordon	Director	March 1, 2022
Christopher Gordon

/s/ Adam Koppel	Director	March 1, 2022
Adam Koppel

/s/ Ruth McKernan	Director	March 1, 2022
Ruth McKernan

/s/ Deval Patrick	Director	March 1, 2022
Deval Patrick

/s/ Norbert Riedel	Director	March 1, 2022
Norbert Riedel

/s/ Gabrielle Sulzberger	Director	March 1, 2022
Gabrielle Sulzberger

Report of independent registered public accounting firm

To the Stockholders and the Board of Directors of Cerevel Therapeutics Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cerevel Therapeutics Holdings, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrued and Prepaid Research and Development Expenses
Description of the Matter

The Company’s total accrued expenses and other current liabilities were $28.8 million at December 31, 2021, which included the estimated obligation for research and development expenses incurred as of December 31, 2021 but not paid as of the date. In addition, the Company’s total prepaid expenses and other current assets were $12.3 million and other long-term assets were $2.7 million at December 31, 2021, which included amounts that were paid in advance of services incurred pursuant to research and development activities. As discussed in Note 4 to the consolidated financial statements, research and development expenses are expensed as incurred. The Company estimates and accrues the value of goods and services received from clinical research organizations and other third-party vendors each reporting period based on estimates of the level of services performed and progress in the period when an invoice has not been received from such organizations, which results in an accrual or prepayment at period end.

Auditing the Company’s accrued and prepaid research and development expenses was especially challenging due to the significant judgment required to estimate the services provided but not yet invoiced. Specifically, the amount of research and development expenses recognized is sensitive to assumptions, including estimates of the progress of the studies or clinical trials, including the phase or completion of events, and the associated cost of such services. Additionally, due to the long duration of clinical trials and the timing of invoicing received from third parties, the actual amounts incurred are not always known at the time the financial statements are issued.

How We Addressed the Matter in Our Audit

To evaluate the Company’s estimate of services incurred as of period end pursuant to its research and development activities, our audit procedures included, among others, testing the completeness and accuracy of the data and evaluating the significant assumptions, described above, that are used by management to estimate the recorded amounts. For example, to assess the reasonableness of the significant assumptions, we obtained information regarding the nature and extent of progress of clinical trials and other activities from the Company’s research and development personnel that oversee the clinical trials and compared it to information obtained directly from third parties which indicated the third parties’ estimate of costs incurred to date. Further, to evaluate the completeness and valuation of the accrued or prepaid research and development expenses, we compared invoices received by the Company subsequent to December 31, 2021 to the amounts recognized by the Company as of that date. We also inspected the Company’s contracts with these third parties and any pending change orders to assess the impact to the amounts recorded.

Valuation of Financing Liabilities
Description of the Matter

As discussed in Notes 8 and 9 to the consolidated financial statements, on April 12, 2021, the Company entered into funding agreements with NovaQuest Co-Investment Fund XVI, L.P. and BC Pinnacle Holdings, LP. The Company concluded that each funding agreement represents a financial instrument that was considered to be a debt host containing embedded redemption features due to certain contingencies related to repayment and elected to account for the financing liabilities using the fair value option. In order to determine the fair value of the financing liabilities, the Company is required to estimate the probability of future cash receipts and future cash payments, and the timing of expected future repayments based on achievement of any sales-based, development and regulatory milestones or sales-based royalties, subject to the capped amount, over the life of the arrangement. Management determined the fair value of the financing liabilities using the Monte Carlo simulation model. The fair value of the financing liabilities related to the funding agreements totaled $33.5 million as of December 31, 2021.

Auditing the Company’s financing liabilities was especially complex and required significant auditor judgment due to the use of the Monte Carlo simulation model and the high degree of subjectivity required to evaluate assumptions regarding the probability of future cash receipts and timing of expected future repayments. In particular, the fair value of the financing liabilities was sensitive to the Company’s estimates of the timing and likelihood of regulatory approvals and amount of future sales for which royalties will be paid and the related discount rate.

How We Addressed the Matter in Our Audit

To test the Company’s estimate of the fair value of the financing liabilities, our audit procedures included, among others, inspecting the terms of the funding agreements, involving our internal valuation specialists to assist in assessing the Monte Carlo simulation model used and evaluating the significant assumptions described above that were used to develop the prospective financial information, and testing the completeness and accuracy of the underlying data. We evaluated the assumptions regarding the probabilities related to the timing and likelihood of regulatory approvals and amount of future sales in light of available peer data and market research, external data sources, probability of success benchmarks, and regulatory factors. In addition, our procedures included evaluating the data sources used by management in determining its assumptions and, where necessary, included an evaluation of available information that either corroborated or contradicted management's conclusions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Boston, Massachusetts

March 1, 2022

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and per share data)

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$193,018	$383,623
Marketable securities	372,670	—
Prepaid expenses and other current assets	12,329	6,937
Total current assets	578,017	390,560
Marketable securities	52,269	—
Property and equipment, net	28,449	24,165
Operating lease assets	23,251	24,459
Restricted cash	4,200	4,200
Other long-term assets	2,733	1,889
Total assets	$688,919	$445,273

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,298	$4,993
Accrued expenses and other current liabilities	28,803	22,519
Operating lease liabilities, current portion	2,437	2,036
Total current liabilities	42,538	29,548
Operating lease liabilities, net of current portion	34,110	30,969
Financing liability, related party (Notes 8 and 9)	16,770	—
Financing liability (Notes 8 and 9)	16,770	—
Other long-term liabilities	2	236
Total liabilities	110,190	60,753
Commitments and contingencies (Notes 11, 16 and 17)
Stockholders’ equity:
Preferred Stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common Stock, $0.0001 par value: 500,000,000 shares authorized; 147,719,523 and 127,123,954 shares issued and outstanding as of December 31, 2021 and 2020, respectively	15	13
Additional paid-in capital	1,195,944	775,417
Accumulated other comprehensive loss	(986)	—
Accumulated deficit	(616,244)	(390,910)
Total stockholders’ equity	578,729	384,520
Total liabilities and stockholders’ equity	$688,919	$445,273

The accompanying notes are an integral part of these consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share amounts and per share data)

	For the year ended December 31,
	2021	2020	2019
Operating expenses:
Research and development	$161,855	$103,303	$50,294
General and administrative	58,243	45,813	33,169
Total operating expenses	220,098	149,116	83,463
Loss from operations	(220,098)	(149,116)	(83,463)
Interest income, net	157	224	1,552
Other income (expense), net	(5,393)	(3,274)	(46,433)
Loss before income taxes	(225,334)	(152,166)	(128,344)
Income tax benefit (provision), net	—	24	(45)
Net loss	$(225,334)	$(152,142)	$(128,389)
Reconciliation of net loss attributable to common stockholders:
Net loss	$(225,334)	$(152,142)	$(128,389)
Benefit related to the redemption of Series A-1 redeemable convertible preferred stock at less than the carrying value	—	3,871	—
Net loss attributable to common stockholders	$(225,334)	$(148,271)	$(128,389)
Net loss per share attributable to common stockholders, basic and diluted	$(1.65)	$(2.01)	$(2.90)
Weighted-average shares used in calculating net loss per share, basic and diluted	136,576,536	73,643,315	44,209,264

Comprehensive loss:
Net loss	$(225,334)	$(152,142)	$(128,389)
Other comprehensive loss
Changes in fair value attributable to instrument-specific credit risk	(788)	—	—
Unrealized gains (losses) on securities available-for-sale	(198)	—	—
Total other comprehensive loss	(986)	—	—
Comprehensive loss	$(226,320)	$(152,142)	$(128,389)

The accompanying notes are an integral part of these consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(1)

(In thousands, except share amounts)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2018	43,761,799	$4	$215,598	$—	$(115,909)	$99,693
Issuance of Series A-1 preferred stock and Series A common stock and common stock in exchange for cash	17,140,593	2	60,056	—	—	60,058
Issuance of common stock under equity incentive plans related to vesting of RSUs	28,540	—	—	—	—	—
Partial settlement of Equity Commitment liability upon issuance of Series A-1 preferred stock and Series A common stock	—	—	38,150	—	—	38,150
Equity-based compensation expense	—	—	8,311	—	—	8,311
Net loss	—	—	—	—	(128,389)	(128,389)
Balance at December 31, 2019	60,930,932	$6	$322,115	$—	$(244,298)	$77,823
Issuance of Series A-1 preferred stock and Series A common stock in exchange for cash (refer to Note 3)	2,500,000	—	25,000	—	—	25,000
Partial settlement of Equity Commitment liability upon issuance of Series A-1 preferred stock and Series A common stock (refer to Note 3)	—	—	5,530	—	—	5,530
Redemption of Series A-1 preferred stock with exchange (refer to Note 3)	—	—	(3,871)	—	3,871	—
Redemption of Series A common stock with exchange (refer to Note 3)	—	—	(1,659)	—	1,659	—
Issuance of additional common stock related to anti-dilution provisions of Series A-2 preferred stock (refer to Note 3)	15,208,762	2	(2)	—	—	—
Issuance of common stock, net of offering costs upon Business Combination Transaction (refer to Note 3)	48,441,450	5	417,783	—	—	417,788
Issuance of common stock under equity incentive plans related to vesting of RSUs	42,810	—	—	—	—	—
Equity-based compensation expense	—	—	10,521	—	—	10,521
Net loss	—	—	—	—	(152,142)	(152,142)
Balance at December 31, 2020	127,123,954	$13	$775,417	$—	$(390,910)	$384,520
Issuance of common stock related to follow-on offering, net of offering costs (refer to Note 12)	14,000,000	1	328,250	—	—	328,251
Issuance of common stock related to exercise of public warrants	4,822,947	1	55,462	—	—	55,463
Issuance of common stock related to cashless exercise of private placement warrants	111,426	—	4,186	—	—	4,186
Issuance of common stock under equity incentive plans related to vesting of RSUs	42,810	—	—	—	—	—
Issuance of common stock under equity incentive plans related to exercise of options	1,533,914	—	8,067	—	—	8,067
Issuance of common stock under equity incentive plans related to ESPP issuances	84,472	—	926	—	—	926
Reclassification of private placement warrants from equity to other long-term liabilities	—	—	(305)	—	—	(305)
Equity-based compensation expense	—	—	23,941	—	—	23,941
Other comprehensive loss	—	—	—	(986)	—	(986)
Net loss	—	—	—	—	(225,334)	(225,334)
Balance at December 31, 2021	147,719,523	$15	$1,195,944	$(986)	$(616,244)	$578,729

(1) Certain historical share and capital amounts were retroactively restated to give effect to the Business Combination Transaction and reverse recapitalization as described in Note 3, Business Combination.

The accompanying notes are an integral part of these consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(225,334)	$(152,142)	$(128,389)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	2,731	397	177
Adjustments to operating lease expense	(830)	(88)	2,396
Equity-based compensation	23,941	10,521	8,311
Change in fair value of Equity Commitment and Share Purchase Option	—	3,270	46,442
Change in fair value of financing liabilities	1,502	—	—
Change in fair value of private placement warrants	3,881	—	—
Write-off of deferred offering costs	—	2,533	—
Other non-cash items	22	—	—
Changes in operating assets and liabilities, net:
Prepaid expenses and other current assets	(5,271)	78	(6,810)
Other assets	(733)	(1,057)	(1,372)
Accounts payable	7,278	1,417	607
Accrued expenses and other liabilities	8,672	10,690	7,918
Operating lease liability	5,595	6,579	—
Net cash flows used in operating activities	(178,546)	(117,802)	(70,720)
Cash flows from investing activities:
Purchases of marketable securities	(425,158)	—	—
Purchases of property and equipment	(10,503)	(18,892)	(1,099)
Net cash flows used in investing activities	(435,661)	(18,892)	(1,099)
Cash flows from financing activities:
Proceeds from issuance of common and preferred stock, net of offering costs	328,251	—	60,058
Proceeds from Business Combination Transaction, net of offering costs	(140)	442,617	—
Proceeds from the exercise of public warrants	55,463	—	—
Proceeds from the exercise of stock options and ESPP purchases	8,993	—	—
Proceeds from financing liability, related party	15,625	—	—
Proceeds from financing liability	15,625	—	—
Deferred costs related to financing activities	(215)	(1,782)	—
Net cash flows provided by financing activities	423,602	440,835	60,058
Net increase (decrease) in cash, cash equivalents, and restricted cash	(190,605)	304,141	(11,761)
Cash, cash equivalents and restricted cash, beginning of the period	387,823	83,682	95,443
Cash, cash equivalents and restricted cash, end of the period	$197,218	$387,823	$83,682
Non-cash operating, investing, and financing activities
Fixed asset additions included in accounts payable and other current liabilities	$747	$4,488	$463
Unpaid offering costs included in accounts payable and other current liabilities	$270	$140	$—
Operating lease assets obtained in exchange for operating lease liabilities	$—	$445	$27,303
Cashless exercise of private placement warrants	$4,186	$—	$—
Settlement of Equity Commitment liability upon issuance of Series A-1 Preferred Stock and Series A Common Stock	$—	$5,530	$38,150

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

We are a clinical-stage biopharmaceutical company pursuing a targeted approach to neuroscience that combines a deep understanding of disease-related biology and neurocircuitry of the brain with advanced chemistry and central nervous system (CNS) target receptor selective pharmacology to discover and design new therapies. We seek to transform the lives of patients through the development of new therapies for neuroscience diseases, including schizophrenia, epilepsy and Parkinson’s disease.

Our principal operations commenced on September 24, 2018 (Formation Transaction Date), when Cerevel Therapeutics, Inc. (Old Cerevel), a private company and our predecessor, in-licensed technology to a portfolio of pre-commercial neuroscience assets from Pfizer Inc. (Pfizer) in exchange for the issuance of Series A-2 Preferred Stock of Old Cerevel and obtained a $350.0 million equity commitment (the Equity Commitment), from BC Perception Holdings, LP (Bain Investor), an affiliate of Bain Capital, to develop the in-licensed assets in exchange for the issuance of Series A-1 Preferred Stock and Series A Common Stock of Old Cerevel (the Formation Transaction). In connection with the Formation Transaction, we entered into a stock purchase agreement with Pfizer and Bain Investor (the Stock Purchase Agreement), pursuant to which Bain Investor also received the option to purchase up to an additional 10.0 million shares of Old Cerevel at $10.00 per share, subject to Pfizer’s participation rights (the Share Purchase Option). On the Formation Transaction Date, we received an initial investment of $115.0 million in equity funding from Bain Investor to begin operations. During 2019 we received an additional investment of $60.1 million in equity funding from Bain Investor. Bain Investor contributed an additional $25.0 million in equity funding in July 2020 (the Additional Financing Shares).

On October 27, 2020, ARYA Sciences Acquisition Corp II (ARYA) completed the acquisition of Old Cerevel pursuant to the Business Combination Agreement (the Business Combination Transaction or Business Combination). ARYA was incorporated as a Cayman Islands exempted company on February 20, 2020, and was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Old Cerevel was incorporated in Delaware on July 23, 2018, under the name Perception Holdco, Inc., which was subsequently changed to Cerevel Therapeutics, Inc. on October 23, 2018.

Upon closing of the Business Combination Transaction, Old Cerevel became a wholly owned subsidiary of ARYA and ARYA was renamed Cerevel Therapeutics Holdings, Inc. (New Cerevel) and the Equity Commitment, Share Purchase Option and Stock Purchase Agreement related to Old Cerevel were terminated and the remaining Equity Commitment immediately prior to the closing of $149.9 million was considered satisfied. In addition, the existing stockholders of Old Cerevel exchanged their equity interests of Old Cerevel for shares of common stock of New Cerevel. Net proceeds from this transaction totaled approximately $439.5 million.

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

2. Risks and Liquidity

We are subject to risks and uncertainties common to clinical-stage companies in the biopharmaceutical industry. These risks include, but are not limited to, the introduction of new products, therapies, standards of care or new technological innovations, our ability to obtain and maintain adequate protection for our in-licensed technology, data or other intellectual property and proprietary rights and compliance with extensive government regulation and oversight. In addition, we are dependent upon the services of our employees, including key personnel, consultants, third-party contract research organizations and other third-party organizations.

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

Our consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred significant operating losses since our inception and, as of December 31, 2021, had an accumulated deficit of $616.2 million and had not yet generated revenues. In addition, we anticipate that our expenses will increase significantly in connection with our ongoing activities to support our research, discovery and clinical development efforts and we expect to continue to incur significant expenses and operating losses for the foreseeable future.

We have funded our operations primarily with the net proceeds received from the issuance of preferred stock and common stock and net proceeds from the consummation the Business Combination and the Funding Agreements. We believe that our available cash, cash equivalent and marketable security resources as of December 31, 2021, will enable us to fund our operating expense and capital expenditure requirements through at least 12 months from the issuance date of these financial statements.

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

The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which, despite progress in vaccination efforts, are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19, such as new strains of the virus, including the Delta and Omicron variants and any future variants that may emerge, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines and the extent and effectiveness of actions to contain COVID-19 or treat its impact, including vaccination campaigns and lockdown measures, among others.

We have not incurred any significant impairment losses in the carrying values of our assets as a result of the pandemic and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in our consolidated financial statements. Our estimates of the impact on our business may change based upon new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.

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

Pursuant to the terms of the Business Combination Agreement, the existing stockholders of Old Cerevel exchanged their interests for shares of common stock of New Cerevel. In addition, ARYA issued public warrants and private placement warrants (collectively, the warrants) in its IPO in June 2020, and upon the consummation of the Business Combination Transaction, each outstanding warrant of ARYA became one warrant to purchase one share of New Cerevel common stock. None of the terms of the warrants were modified as a result of the Business Combination Transaction. Immediately after giving effect to the Business Combination Transaction, there were 127,123,954 shares of common stock issued and outstanding and 5,149,647 warrants outstanding to purchase shares of common stock of New Cerevel.

We accounted for the Business Combination Transaction as a reverse recapitalization, which is the equivalent of Old Cerevel issuing stock for the net assets of ARYA, accompanied by a recapitalization, with ARYA treated as the acquired company for accounting purposes. The determination of ARYA as the “acquired” company for accounting purposes was primarily based on the fact that subsequent to the business combination, Cerevel held a majority of the voting power of the combined company, Cerevel comprised all of the ongoing operations of the combined entity, and a majority of the governing body of the combined company and Cerevel’s senior management comprised all of the senior management of the combined company. The net assets of ARYA were stated at historical cost with no goodwill or other intangible assets recorded. Reported results from operations included herein prior to the Business Combination are those of Old Cerevel. The shares and corresponding capital amounts and loss per share related to Old Cerevel’s outstanding redeemable convertible preferred stock, redeemable convertible common stock and common stock prior to the Business Combination Transaction have been retroactively restated to give effect to the exchange ratio established in the Business Combination Agreement (1.00 Old Cerevel share for 2.854 shares of New Cerevel), or the Exchange Ratio. The effect of the Exchange Ratio has been retroactively applied throughout our consolidated financial statements.

In connection with the Business Combination Transaction, we incurred underwriting fees and other costs considered direct and incremental to the transaction totaling $24.6 million, consisting of legal, accounting, financial advisory and other professional fees. These amounts are reflected within additional paid-in capital in our consolidated balance sheets. In addition, upon completion of our Business Combination Transaction, we also paid the remaining management fees payable under the agreement with Bain Investor to provide management services (Management Agreement), of approximately $3.0 million, which have been reflected in general and administrative expense in our consolidated statement of operations along with other incremental costs not considered directly attributable to the Business Combination Transaction for the year ended December 31, 2020.

PIPE Financing (Private Placement)

Concurrent with the execution of the Business Combination Agreement, we entered into subscription agreements (the Subscription Agreements) with certain investors, including, among others, Perceptive Life Sciences Master Fund Ltd, a fund managed by Perceptive Advisors, an affiliate of ARYA, as well as certain equity holders of Cerevel, including Pfizer and Bain Investor (collectively, the PIPE Investors). Pursuant to the Subscription Agreements, on October 27, 2020, each PIPE Investor subscribed for and purchased, and we issued and sold to such investors, an aggregate of 32,000,000 shares of ARYA Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $320.0 million (the PIPE Financing).

Additional Financing Shares

Pursuant to the Subscription Agreement entered into with Bain Investor (the Bain Subscription Agreement), Bain Investor, pre-funded a portion of its subscription amount by purchasing equity securities of Cerevel prior to the closing of the Business Combination Transaction, the proceeds of which were used to fund Cerevel’s ongoing operations prior to completion of the transaction. In July 2020, Bain Investor pre-funded $25.0 million of its $100.0 million subscription amount in exchange for 1,750,000 Series A-1 Preferred Stock and 750,000 Series A Common Stock. The Additional Financing Shares contained a redemption feature whereby these shares were required to be redeemed for a number of newly issued shares identical to the shares issued in a private placement, including a private investment in public equity in connection with a business combination between the company and a special purpose acquisition company or a Series B financing, in an aggregate amount equal to $25.0 million divided by the per share price paid by the other purchasers.

Upon closing of the Business Combination Transaction, which satisfied the condition allowing for redemption as described above, the Additional Financing Shares were exchanged for 2,500,000 shares of New Cerevel common stock at the fair value of the New Cerevel common stock. As a result of this exchange, we recognized a decrease to accumulated deficit related to the difference between the initial carrying value of the shares issued of Old Cerevel in July and the fair value of New Cerevel common stock of $3.9 million and $1.7 million for the Series A-1 Preferred Stock and Series A Common Stock, respectively.

Summary of Net Proceeds

The following table summarizes the elements of the net proceeds from the Business Combination Transaction:

(In thousands)	Recapitalization
Cash - ARYA Trust and cash (net of redemptions)	$147,122
Cash - PIPE Financing (including proceeds from Bain Investor July Additional Financing Shares)	320,000
Less: Underwriting fees and other offering costs	(24,645)
Proceeds from Business Combination Transaction, net of offering costs paid per the Cash Flows from Financing Activities	$442,477
Less: Acceleration of Cerevel management fees paid to Bain Investor included in G&A expense	(2,984)
Net proceeds from the Business Combination Transaction	$439,493

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

Basis of Presentation

The accompanying consolidated financial statements include those of the company and its subsidiaries, Cerevel Therapeutics, Inc., Cerevel Therapeutics, LLC and Cerevel MA Securities Corp., after elimination of all intercompany accounts and transactions. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB).

As a result of the Business Combination Transaction, the shares and corresponding capital amounts and loss per share related to Old Cerevel’s outstanding redeemable convertible preferred stock, redeemable convertible common stock and common stock prior to October 27, 2020, have been retroactively restated to give effect to the Exchange Ratio established in the Business Combination Agreement.

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

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that mature within 90 days or less from the date of purchase to be cash equivalents. As of December 31, 2021, our cash equivalents consisted of amounts invested in money market funds, commercial paper and other debt securities with maturities of 90 days or less from the original date of purchase. As of December 31, 2020, our cash equivalents consisted of amounts invested in money market funds.

Restricted Cash

In connection with our entering into the lease agreement for our headquarters in Cambridge, MA, in July 2019 we were required to provide a security deposit in the form of a letter of credit. We have classified this amount as restricted cash within our consolidated balance sheets as of December 31, 2021 and 2020. Restricted cash was classified as a non-current asset as the associated lease term expires more than 12 months from December 31, 2021.

A reconciliation of the cash, cash equivalents and restricted cash reported within our consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows is as follows:

	As of December 31,
(In thousands)	2021	2020
Cash and cash equivalents	$193,018	$383,623
Restricted cash	4,200	4,200
Total cash, cash equivalents and restricted cash	$197,218	$387,823

Marketable Securities

We classify investments with original contractual maturities greater than 90 days at the date of purchase as marketable securities. Marketable securities with a remaining maturity date greater than one year are classified as non-current assets.

Marketable Debt Securities

Our investments in marketable debt securities are classified and accounted for as available-for-sale. Available-for-sale marketable debt securities are recorded at fair market value with unrealized gains and losses recognized in other comprehensive income (loss) unless the security has experienced a credit loss, or has experienced an unrealized loss and we have determined that we have the intent to sell the security or it is more likely than not that we will have to sell the security before its expected recovery. Realized gains and losses are reported in other income (expense), net, based on the specific identification method. Available-for-sale marketable securities are also adjusted for amortization of premiums and accretion of discounts to maturity, with such amortization and accretion included within interest income. Accrued interest receivable related to our available-for-sale marketable securities is presented within prepaid expenses and other current assets on our consolidated balance sheets.

Credit Losses

When the fair value of an available-for-sale debt security falls below the amortized cost basis it is evaluated to determine if any of the decline in value is attributable to a credit loss. Decreases in fair value attributable to credit losses are recorded directly to earnings with a corresponding allowance for credit losses, limited to the amount that the fair value is less than the amortized cost basis. If the credit quality subsequently improves the allowance is reversed up to a maximum of the previously recorded credit losses. If we intend to sell an impaired available-for-sale debt security, or if it is more likely than not that we will be required to sell the security prior to recovering the amortized cost basis, the entire fair value adjustment will immediately be recognized in earnings with no corresponding allowance for credit losses. Factors considered in making these evaluations include quoted market prices, recent financial results and operating trends, credit quality of debt instrument issuers, expected cash flows from securities, other publicly available information that may affect the value of the marketable debt security, duration and severity of the decline in value, and our strategy and intentions for holding the marketable debt security.

Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and restricted cash. All of these financial instruments are maintained at a large, creditworthy and accredited financial institutions. Our cash deposits at times may significantly exceed federally insured limits. We do not believe that we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. We invest our excess cash primarily in money market funds, U.S. treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises in accordance with our investment policy. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of our investments to preserve capital and maintain liquidity. We do not have any significant off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

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

Depreciation and amortization expense is recognized using the straight-line method over the following estimated useful lives:

Asset Category	Estimated Useful Life
Computer equipment	3 years
Furniture and fixtures	5 years
Laboratory equipment	5 years
Leasehold improvements	Shorter of useful life or remaining lease term

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

Impairment of Long-Lived Assets

Our long-lived assets to be held and used, such as property and equipment and other long-term assets, are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that we consider in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, we compare forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. To date, we have not recorded any impairment losses on long-lived assets.

Leases

At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than one year are recognized in our consolidated balance sheets as operating lease assets, operating lease liabilities, current portion and operating lease liabilities, net of current portion. We have elected not to recognize leases with terms of one year or less on our consolidated balance sheets. We have also elected to account for the lease and non-lease components as a combined lease component for real estate leases. For non-real estate leases, the lease component and non-lease component will be accounted for as separate components, with the contract consideration being allocated based on the fair values of the components. Operating lease assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, we include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

We use the implicit rate when readily determinable and use our incremental borrowing rate when the implicit rate is not readily determinable based upon the information available at the commencement date of the respective leases in determining the present value of the lease payments. Our incremental borrowing rate is determined using a secured borrowing rate for the same currency and term as the associated lease in a similar economic environment. The lease payments used to determine our operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation when determinable and are recognized in our operating lease assets in our consolidated balance sheets.

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term and included in operating expenses in our consolidated statements of operations and comprehensive loss.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We have certain financial assets and liabilities recorded at fair value that have been classified and disclosed within one of the following three categories of the fair value hierarchy as described in the accounting standards for fair value measurements:

•
Level 1 – Quoted prices in active markets for identical assets or liabilities.
•
Level 2 – Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies, and similar techniques.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value may require significant judgment. Changes in our fair value measurements could have a significant impact on our results of operations in any given period.

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

We revalued these financial instruments each reporting period through their termination upon closing of the Business Combination Transaction. Immediately prior to the closing of the Business Combination Transaction, these financial instruments were adjusted to their final fair value of zero.

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

For additional information on the Business Combination Transaction, please read Note 3, Business Combination, to these consolidated financial statements. For additional information on the Equity Commitment and Share Purchase Option, please read Note 7, Equity Commitment and Share Purchase Option, to these consolidated financial statements.

Fair Value Option for Funding Agreements

We elected to account for our funding agreements and related financial liabilities described in Note 8, Financing Liabilities, in accordance with the fair value option permitted under ASC 825-10, Financial Instruments. A liability associated with each of our funding agreements was initially recognized at their estimated fair value within our consolidated balance sheets. We revalue our financing liabilities on a recurring basis each reporting period with subsequent changes in fair value, excluding the impact of the change in fair value attributable to instrument-specific credit risk, separately presented as a component of other income (expense), net in our consolidated statements of operations and comprehensive loss. The portion of the fair value adjustment attributed to a change in the instrument-specific credit risk is recognized and separately presented as a component of other comprehensive income (loss). Changes in fair value attributable to instrument-specific credit risk are derived by benchmarking against the prior period credit spread to isolate the impact directly associated with the change in the credit spread utilized between periods.

Changes in the fair value of our financing liabilities can result from changes to one or multiple inputs, including adjustments to discount rates, changes in the expected achievement or timing of any sales-based, development or regulatory milestones, changes in the amount or timing of expected net cash flows, changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.

The decision to elect the fair value option is determined on an instrument-by-instrument basis, and must be applied to an entire instrument and is irrevocable once elected, but need not be applied to all similar instruments. Assets and liabilities measured at fair value pursuant to ASC 825-10 are required to be reported separately from those instruments measured using another accounting method.

Upfront, direct costs and fees related to the instruments for which we have elected the fair value option are recognized in general and administrative expense in earnings as incurred.

For additional information on our qualifying instruments that we have elected to account for under the fair value option, please read Note 8, Financing Liabilities, and Note 9, Fair Value Measurements, to these consolidated financial statements.

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

We have capitalized deferred costs directly associated with our shelf registration statement on Form S-3 filed in November 2021. We will reclassify such costs to additional paid-in capital on a pro-rata basis as we complete offerings under the shelf registration statement, with any remaining deferred costs charged to general and administration expense at the end of the life of the shelf registration.

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

Payments we make for research and development services prior to the services being rendered are recorded as prepaid assets in our consolidated balance sheets and are expensed as the services are provided. We estimate and accrue the value of goods and services received from CROs and other third parties each reporting period based on estimates of the level of services performed and progress in the period when we have not received an invoice from such organizations. When evaluating the adequacy of the accrued liabilities, we analyze progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the balances to be accrued at the end of any reporting period. We reassess and adjust our accruals as actual costs become known or as additional information becomes available. Our historical accrual estimates have not been materially different from the actual costs.

Government Grants for Research and Development

We account for funds we receive from government grants based on specific facts and circumstances that best reflect the nature of the grant terms and conditions. To date, we have elected to account for funds received from government grants that are not in the form of an income tax credit, revenue from a contract with a customer or a loan, by analogy to International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance. We recognize funds we receive from government grants for qualifying reimbursable research and development activities in our consolidated statements of operations and comprehensive loss as an offset to research and development expense in the period in which the qualifying reimbursable research and development expenses are incurred and there is reasonable assurance that we will comply with the conditions attached to the grant and receive the funds.

Research and development expense for the year ended December 31, 2021, was reduced by $0.9 million related to the reimbursement of certain research and development costs received from the National Institute of Drug Abuse agency of the National Institutes of Health. Additionally, we have recognized a receivable in prepaid expenses and other current assets of $0.2 million as of December 31, 2021, for qualifying costs incurred but not yet reimbursed.

Concentration of Manufacturing Risk

We are dependent on third-party manufacturers to supply products for research and development activities in our programs. In particular, we rely and expect to continue to rely on a small number of manufacturers to supply our requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are recorded as general and administrative expenses in our accompanying consolidated statements of operations and comprehensive loss.

Equity-Based Compensation

We determine the fair value of each award issued under our equity-based compensation plan on the date of grant. We recognize compensation expense for service-based awards on a straight-line basis over the requisite service period which generally approximates the vesting term. For service-based awards with performance or market conditions that were satisfied upon closing of the Business Combination Transaction, we recognize compensation expense on a straight-line basis over the requisite service period for each separate vesting portion of the award, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

We account prospectively for forfeitures as they occur rather than apply an estimated forfeiture rate to equity-based compensation expense. We classify equity-based compensation expense in our consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified, as applicable.

Determination of Fair Value – Preferred and Common Stock

Prior to the completion of the Business Combination Transaction, given the absence of an active market for our common stock, we were required to estimate the fair value of the company’s common stock at the time of each grant of an equity-based award. We used a hybrid methodology that combined both an income approach and a market approach to estimate the business enterprise value and our total equity value to calculate the fair value of our preferred stock and common stock during 2019 and throughout 2020, until completion of the Business Combination Transaction. A probability-weighted discounted cash flow analysis was first prepared reflecting multiple scenarios for future outcomes associated with the acquired product candidates in order to estimate the cash flows associated with estimated liquidity events (i.e., an IPO). We also used a PWERM to determine the fair value of pre-IPO funding scenarios. We then used a market approach to estimate the value as of each potential date of liquidity, resulting in an estimate of the total equity value, including the value of planned future funding. The value of the preferred stock and common stock was then estimated using an option pricing method, allocating total equity value based on an assumed future liquidity date, the liquidation preference of the preferred stock and the assumed funding in each scenario. Each of these scenarios was probability-weighted based on the expected outcomes to arrive at a final estimated fair value per share of the common stock. The estimates and assumptions underlying our valuations included a number of objective and subjective factors.

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

Determination of Fair Value – Stock Option Awards

Subsequent to the closing of the Business Combination Transaction, we estimate the fair value of our stock option awards using the Black Scholes method utilizing the fair value of our common stock and the following assumptions:

•
Expected term – We have opted to utilize the “simplified method,” for determining the expected life of the award, which is based on the mid-point between the vesting date and the end of the contractual term as all options granted after becoming a public entity will be granted “at-the-money.”
•
Expected volatility – We determine the volatility for options granted based on an analysis of reported data for a peer group of companies. The expected volatility of granted options has been determined using a weighted-average of the historical volatility measures of this peer group of companies. We will continue to apply this method until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.
•
Risk-free interest rate – The risk-free interest rate utilized in our calculations is based on a treasury instrument whose term is consistent with the expected life of the stock options.
•
Expected Dividend – The expected dividend yield is assumed to be zero as we have never paid dividends and do not have current plans to pay any dividends on our common stock.

Prior to the closing of the Business Combination Transaction, we estimated the fair value of the stock option awards on the date of grant using the option pricing method, which is a variant of an income approach. The option pricing method was used given that a portion of the option awards have an exercise price that is considered to be “deeply out of the money.” The option pricing method incorporated the probability of the performance and market conditions being met and adjustments to the estimated life and value of the options to reflect the necessary growth in the common share value for such shares to become exercisable. Given that the common stock represented a non-marketable equity interest in a private enterprise, an adjustment was made to account for the lack of liquidity that a stockholder would experience. This adjustment is commonly referred to as a discount for lack of marketability.

As there was no public market for our common stock prior to the closing of the Business Combination Transaction, we determined the volatility for options granted based on an analysis of reported data for a peer group of companies. The expected volatility of granted options were determined using a weighted-average of the historical volatility measures of this peer group of companies. The expected life of options for these awards were determined by probability-weighting the calculated expected life of the option at each month the option was eligible to be at- or in-the-money to estimate the overall adjusted expected life. We did not utilize the “simplified method” to determine expected life as this method is not valid for options that are “deeply out of the money.” The risk-free interest rate utilized in our calculations was based on a treasury instrument whose term is consistent with the expected life of the stock options. The expected dividend yield was assumed to be zero as we have never paid dividends and do not have current plans to pay any dividends on our common stock.

In June 2018, the FASB issued ASU No. 2018-07 Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This standard expanded the scope of ASC Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to the adoption of this standard, the measurement date for non-employee awards was generally the date the services are completed, resulting in financial reporting period adjustments to stock-based compensation during the vesting terms for changes in the fair value of the awards. We adopted this standard effective January 1, 2019. Upon adoption, the measurement date for non-employee awards is the date of grant without changes in the fair value of the award.

For additional information on the assumptions used in determining the grant date fair value of equity-based awards granted, as well as a summary of the equity-based award activity under our equity-based compensation plans for the years ended December 31, 2021, 2020 and 2019, please read Note 13, Equity-Based Compensation to these consolidated financial statements.

Common Stock Warrants and Derivative Financial Instruments

We accounted for our common stock purchase warrants and other freestanding derivative financial instruments based on an assessment of the specific terms of the instrument and applicable authoritative guidance in accordance with ASC 480, Distinguishing Liabilities from Equity (ASC 480), and reviewed our common stock purchase warrants and other freestanding derivative financial instruments at each balance sheet date to determine whether a change in classification was required.

Our assessment considered whether the warrants were freestanding financial instruments pursuant to ASC 480, whether the warrants met the definition of a liability pursuant to ASC 480, and whether the warrants met all of the requirements for equity classification under ASC 815, including whether the warrants were indexed to our own common stock and whether the warrant holders could have potentially required “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which required the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants were outstanding.

We classify freestanding derivative financial instruments that are indexed in our own stock as:

a)
Equity if they (i) require physical settlement or net-share settlement, or (ii) give the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), or
b)
Assets or liabilities if they (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the company’s control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement)

Upon the consummation of the Business Combination Transaction, there were 4,983,314 public warrants and 166,333 private placement warrants (collectively, the warrants) outstanding. Each outstanding warrant of ARYA became one warrant to purchase one share of New Cerevel common stock. We determined that the 4,983,314 public warrants satisfied the criteria for classification as equity instruments at each reporting period through their exercise or redemption. In certain circumstances, the identity of the holder may result in different settlement amounts, and therefore the private placement warrants were not considered indexed in our own stock in the manner contemplated by ASC Section 815-40-15. Accordingly, we recognized the liability associated with the 166,333 private placement warrants within other long-term liabilities in our condensed consolidated balance sheet as of March 31, 2021, and revalued the liability on a recurring basis each reporting period through their cashless exercise and settlement in September 2021. We did not recognize a liability in relation to the private placement warrants prior to March 31, 2021, as we previously determined that the fair value of these warrants was immaterial. No warrants remained outstanding as of December 31, 2021.

Changes in fair value of these warrants were recognized as an adjustment to other income (expense), net in our condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of the private placement warrants resulted from changes to one or multiple inputs, including adjustments to the discount rate, expected volatility and dividend yield as well as changes in the fair value of our common stock and public warrants.

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

Comprehensive Loss

Comprehensive loss is comprised of two components: net loss and other comprehensive loss, which includes other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. For the year ended December 31, 2021, other comprehensive loss consists of changes in fair value attributable to instrument-specific credit risk and net unrealized losses on our available-for-sale marketable securities. There were no items qualifying as other comprehensive loss for the years ended December 31, 2020 and 2019; accordingly, for such years, comprehensive loss equaled total net loss.

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

Subsequent Event Considerations

We consider events or transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. For additional information on our evaluation of subsequent events, please read Note 20, Subsequent Events, to these consolidated financial statements.

5. Recent Accounting Guidance

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed we do not believe that the impact of recently issued standards that are not yet effective will have a material impact on our consolidated financial statements or related disclosures.

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

Government Assistance

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. This standard is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. We early adopted this standard as of December 31, 2021. For required disclosures relating to government grants, please read Note 4, Summary of Significant Accounting Policies.

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

As partial consideration for the licensed assets, we issued Pfizer 3,833,333.33 shares of Old Cerevel Series A-2 Preferred Stock with an estimated fair value of $100.4 million, or $26.20 per share. We also reimbursed Pfizer for $11.0 million of direct transaction costs related to the Pfizer License Agreement, bringing the total consideration to $111.4 million, which was recorded as a charge to research and development expense as these assets had not yet reached technological feasibility and held no alternative future use at the time of the Formation Transaction. The fair value of the Series A-2 Preferred Stock was established using an income approach for the valuation of our business enterprise value at the Formation Transaction Date, and the option pricing method for the fair value of all shares subject to the Formation Transaction. Upon closing of the Business Combination Transaction, Pfizer’s 3,833,333.33 shares of Series A-2 Preferred Stock were converted into 26,149,211 shares of common stock after giving effect to the anti-dilution protections and the Exchange Ratio established by the Business Combination.

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

Under the terms of the Pfizer License Agreement, we are also required to make regulatory approval milestone payments to Pfizer, ranging from $7.5 million to $40.0 million, on a compound-by-compound basis, upon the first regulatory approval in the United States for the first product containing or comprised of a given compound, with the amount of the payments determined by which designated group the compound falls into and with each such group generally characterized by the compounds’ stage of development. Each such regulatory approval milestone is payable only once per compound. If all of our disclosed product candidates currently under development are approved in the United States, the total aggregate amount of such regulatory approval milestones payable to Pfizer would be approximately $220.0 million. No regulatory approval milestone payments were made or became due during the years ended December 31, 2021, 2020 and 2019.

In addition, we are required to pay Pfizer commercial milestone payments up to an aggregate of $170.0 million per product, when aggregate net sales of products under the Pfizer License Agreement in a calendar year first reach various thresholds ranging from $500.0 million to $2.0 billion. Each commercial milestone payment is payable only once upon first achievement of the applicable commercial milestone. If all of our disclosed product candidates currently under development achieve all of the commercial milestones, the total aggregate amount of such commercial milestones payable to Pfizer would total approximately $1.7 billion. No Pfizer commercial milestone payments were made or became due during the years ended December 31, 2021, 2020 and 2019.

We are also required to pay Pfizer tiered royalties on the aggregate net sales, during each calendar year, determined on a product-by-product basis, with respect to products under the Pfizer License Agreement, at percentages ranging from the low-single to mid-teens, with the royalty rate determined by which designated group the applicable compound for such product falls into and with each such group generally characterized by the compounds’ stage of development, and subject to certain royalty deductions for the expiration of patent, regulatory and data exclusivity, generic competition and third-party royalty payments as set forth in the Pfizer License Agreement. The royalty term expires, on a product-by-product and country-by-country basis, on the later of (1) expiration of all regulatory or data exclusivity for such product in such country, (2) the date upon which the manufacture, use, sale, offer for sale or importation of such product in such country would no longer infringe, but for the license granted in the Pfizer License Agreement, a valid claim of the licensed patents and (3) 12 years following the first commercial sale of such product in such country. No royalty payments were made or became due in the years ended December 31, 2021, 2020 and 2019.

Pfizer can terminate the Pfizer License Agreement in its entirety upon a material breach by us, subject to specified notice and cure provisions. However, if such material breach is with respect to one or more, but not all, products, targets or countries, Pfizer’s right to terminate is only with respect to such products, targets or countries. Either party may terminate the Pfizer License Agreement in its entirety upon event of a bankruptcy, insolvency or other similar proceeding of the other party or a force majeure event that prohibits the other party from performing for a period of time. Absent early termination, the term of the Pfizer License Agreement will continue on a country-by-country basis and product-by-product basis, until the expiration of the royalty term for the country and the product. Upon Pfizer’s termination of the Pfizer License Agreement for our material breach or either party’s termination for bankruptcy, insolvency or other similar proceeding or force majeure, we would grant Pfizer an exclusive, sublicensable, royalty-free, worldwide, perpetual license under certain intellectual property we develop during the term of the Pfizer License Agreement.

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

In June 2019, pursuant to the Stock Purchase Agreement, Bain Investor contributed an additional $0.1 million in exchange for additional shares of Series A-1 Preferred Stock and shares of Series A Common Stock. In December 2019, pursuant to the Stock Purchase Agreement, Bain Investor contributed an additional $60.0 million in exchange for additional shares of Series A-1 Preferred Stock and shares of Series A Common Stock. In July 2020, pursuant to the Stock Purchase Agreement, Bain Investor contributed an additional $25.0 million in exchange for additional shares of Series A-1 Preferred Stock and shares of Series A Common Stock (the Additional Financing Shares). As a result of these transactions, the remaining Equity Commitment was $149.9 million, which was considered satisfied upon closing of the Business Combination Transaction. Immediately prior to the closing of the Business Combination Transaction, the Equity Commitment was adjusted to its final fair value of zero.

Share Purchase Option

Under the terms of the Stock Purchase Agreement entered into in connection with the Formation Transaction, Bain Investor retained an option to purchase a combination of shares of Series A-1 Preferred Stock and Common Stock at $10.00 per share up to an aggregate amount of $100.0 million, exercisable any time after the Equity Commitment is fulfilled and prior to the earlier of completing an IPO or receiving aggregate cash proceeds of $450.0 million from the issuance of equity securities inclusive of any proceeds received pursuant to the Share Purchase Option. Pfizer had rights to participate in the purchase of shares of Series A-1 Preferred Stock and Series A Common Stock upon exercise of the Share Purchase Option; however, any such participation would not have increased the number of shares available under the Share Purchase Option.

Upon closing of the Business Combination Transaction, the Share Purchase Option was terminated. Immediately prior to the closing of the Business Combination Transaction, the Share Purchase Option was adjusted to its final fair value of zero.

8. Financing Liabilities

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

During the term of the Funding Agreements, we will use commercially reasonable efforts to develop and commercialize tavapadon in the United States, except that, upon the occurrence of certain significant safety, efficacy and regulatory technical failures of the program (each, a Technical Failure), the Company will have the right to terminate the development of tavapadon and, upon such termination, will not be obligated to make any payments to NovaQuest and Bain. If we suspend or terminate the development of tavapadon or fail to perform certain diligence obligations for any reason other than a Technical Failure, we will pay NovaQuest and Bain a combined amount equal to the total amount funded by NovaQuest and Bain up to the date of termination, plus 12% interest compounded annually.

We determined that each funding agreement represents a financial instrument that is considered to be a debt host containing embedded redemption features due to certain contingencies related to repayment. We elected to account for the Funding Agreements in accordance with the fair value option as permitted under ASC 825, Financial Instruments.

As of December 31, 2021, the estimated fair value of the financing liability related to potential amounts payable to Bain under the Bain Funding Agreement, which is reflected within our consolidated balance sheet as financing liability, related party, totaled approximately $16.8 million. As of December 31, 2021, the estimated fair value of the financing liability related to potential amounts payable to NovaQuest under the NovaQuest Funding Agreement, which is reflected within our consolidated balance sheet as financing liability, totaled $16.8 million.

For the year ended December 31, 2021, losses of approximately $0.8 million and $0.8 million, respectively, were recognized as a charge to other income (expense), net, within our consolidated statements of operations and comprehensive loss, reflecting the change in fair value of the financing liabilities associated with the Bain and NovaQuest Funding Agreements. We recognized unrealized losses of approximately $0.4 million and $0.4 million, respectively, within other comprehensive income (loss) related to the change in fair value attributable to instrument-specific credit risk for each of the financing liabilities for the year ended December 31, 2021. In addition, we recognized a charge to general and administrative expense of $0.6 million in the second quarter of 2021 for direct costs and fees incurred related to the Funding Agreements that cannot be deferred as a result of our election to apply the fair value option to the agreements.

9. Fair Value Measurements

The tables below present information about our assets and liabilities that are measured and carried at fair value on a recurring basis and indicate the level within the fair value hierarchy we utilized to determine such fair values:

As of December 31, 2021 (In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents
Money market funds	$153,589	$—	$—	$153,589
Corporate debt securities	—	1,431	—	1,431
Commercial paper	—	37,998	—	37,998
Marketable securities (current)
U.S. government treasuries	171,063	—	—	171,063
Corporate debt securities	—	20,452	—	20,452
Commercial paper	—	181,155	—	181,155
Marketable securities (non-current)
U.S. government treasuries	52,269	—	—	52,269
Restricted cash
Money market funds	4,200	—	—	4,200
Total assets	$381,121	$241,036	$—	$622,157
Liabilities:
Private placement warrants	$—	$—	$—	$—
Financing liability, related party	—	—	16,770	16,770
Financing liability	—	—	16,770	16,770
Total liabilities	$—	$—	$33,540	$33,540

As of December 31, 2020 (In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents
Money market funds	$383,623	$—	$—	$383,623
Restricted cash
Money market funds	4,200	—	—	4,200
Total assets	$387,823	$—	$—	$387,823

There have been no impairments of our assets measured and carried at fair value during the year ended December 31, 2021.

There have been no changes in valuation techniques, inputs utilized or transfers between fair measurement levels in the periods presented. The fair value of our Level 2 instruments were determined using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly. We validate the prices provided by our third-party pricing services by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of December 31, 2021 and 2020.

The carrying amounts reflected in our consolidated balance sheets for our cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term nature of these assets and liabilities. As of December 31, 2021, our financing liabilities represented our only Level 3 assets or liabilities carried at fair market value. Changes in the fair value remeasurement of our financing liabilities can result from changes to one or multiple inputs, including Level 3 fair value inputs that are not readily observable.

We reclassified the fair value associated with the 166,333 outstanding private placement warrants from equity to other long-term liabilities in our condensed consolidated balance sheet as of March 31, 2021, and revalued the liability on a recurring basis each reporting period through their cashless exercise and settlement in September 2021. The fair value of our private placement warrant liability was determined utilizing a binomial lattice model using Level 3 fair value inputs. For the year ended December 31, 2021, we recognized net losses totaling $3.9 million on the fair value remeasurement of the private placement warrants within other income (expense), net. No private placement warrants remained outstanding as of December 31, 2021. For additional information on our private placement warrants, please read Note 12, Stockholders’ Equity, to these consolidated financial statements.

Marketable Securities

The estimated fair value and amortized cost of our available-for-sale marketable debt securities, by contractual maturity and security type, are summarized as follows:

As of December 31, 2021 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less
U.S. government treasuries	$171,111	$—	$(48)	$171,063
Corporate debt securities	20,464	—	(12)	20,452
Commercial paper	181,176	11	(32)	181,155
Due after one year through two years
U.S. government treasuries	52,387	—	(118)	52,269
Total marketable securities	$425,138	$11	$(210)	$424,939

We had no realized gains or losses recognized on the sale or maturity of marketable securities during the year ended December 31, 2021. To date, we have not recognized any allowances for credit losses or impairments in relation to our available-for-sale marketable securities as these marketable securities are comprised of high credit quality, investment grade securities that we do not intend or expect to be required to sell prior to their anticipated recovery, and the decline in fair value of these securities is attributable to factors other than credit losses. None of the marketable securities presented in the previous table have been in a continuous unrealized loss position for 12 months or longer. Based on our evaluation, we determined credit losses related to marketable securities were immaterial for the year ended December 31, 2021.

The weighted average maturity of our marketable securities as of December 31, 2021, was approximately 8.6 months. There were no available for-sale securities held as of December 31, 2020.

Financing Liabilities

Upon execution of the Funding Agreements, we determined that the agreements qualified for election under the fair value option and initially measured the financial instruments at their issue-date estimated fair value. We revalue the related financial liabilities on a recurring basis at each reporting period.

As of December 31, 2021, the financing liability, related party and financing liability each totaled approximately $16.8 million. We determined their respective estimated fair values of our financing liabilities using a Monte Carlo simulation model under the income approach determined by utilizing probability assessments of the expected future cash receipts and expected future cash payments and discount rates ranging from approximately 9.0% to 11.0% for the year ended December 31, 2021. The probability assessments of the expected future cash receipts and expected future payments and the timing of expected future repayments are based on significant inputs that are not observable in the market and are subject to remeasurement at each reporting date.

The following table provides a rollforward of the liability associated with our financing liabilities:

For the year ended December 31,
(In thousands)	2021
Beginning liability balance	$—
Fair value at issuance	(31,250)
Change in fair value recognized in other income (expense), net	(1,502)
Change in fair value attributable to instrument-specific credit risk recognized in other comprehensive income	(788)
Ending liability balance	$(33,540)

For additional information on our Funding Agreements and financing liabilities, please read Note 8, Financing Liabilities, to these consolidated financial statements.

10. Financial Statement Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
(In thousands)	2021	2020
Prepaid clinical trial services	$2,038	$172
Prepaid research and development expenses	2,074	1,650
Prepaid insurance	4,701	3,675
Other prepaid expenses	2,225	1,280
Interest receivable	729	—
Other current assets	562	160
Prepaid expenses and other current assets	$12,329	$6,937

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of December 31,
(In thousands)	2021	2020
Computer equipment	$946	$96
Furniture and fixtures	437	322
Laboratory equipment	5,617	101
Leasehold improvements	23,286	—
Construction-in-progress	729	23,728
Less: Accumulated depreciation	(2,566)	(82)
Property and equipment, net	$28,449	$24,165

In the second quarter of 2021, we completed the build-out and took occupancy of our headquarters in Cambridge, Massachusetts, placed assets ready-for-use in service and began depreciating the related assets over their respective useful lives. Depreciation expense totaled $2.5 million, $0.2 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Other Long-Term Assets

Other long-term assets consisted of the following:

	As of December 31,
(In thousands)	2021	2020
Other prepaid expenses, net of current portion	$1,806	$1,389
Deferred expenses associated with financing activities	485	—
Other	442	500
Other long-term assets	$2,733	$1,889

Other prepaid expenses, net of current portion primarily consisted of deposits paid under certain CRO agreements that will be held until the completion of the related clinical trials which are anticipated to end more than 12 months from the balance sheet date. Deferred expenses associated with financing activities consist of costs incurred directly with the filing of our shelf registration statement on Form S-3 in November 2021.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
(In thousands)	2021	2020
External research and development services	$16,097	$8,893
Accrued compensation and personnel costs	10,827	9,489
Accrued property and equipment	109	2,618
Accrued deferred expenses associated with financing activities	125	96
Professional fees and consulting services	1,270	1,150
Other	375	273
Accrued expenses and other current liabilities	$28,803	$22,519

Other Income (Expense), net

Other income (expense), net consisted of the following:

	For the year ended December 31,
(In thousands)	2021	2020	2019
Loss on fair value remeasurement of Equity Commitment	$—	$(3,530)	$(51,562)
Gain on fair value remeasurement of Share Purchase Option	—	260	5,120
Loss on fair value remeasurement of financing liability, related party	(751)	—	—
Loss on fair value remeasurement of financing liability	(751)	—	—
Loss on fair value remeasurement of private placement warrants	(3,881)	—	—
Other, net	(10)	(4)	9
Other income (expense), net	$(5,393)	$(3,274)	$(46,433)

11. Leases

We lease certain office space and equipment. In July 2019, we entered into an operating lease with a ten-year term located at 222 Jacobs Street, Cambridge Massachusetts. This space serves as our corporate headquarters and is comprised of office and laboratory space. Under the terms of the lease, we have the option to extend for two five-year terms and we have assessed whether to include the renewal periods as part of the lease term based on a variety of factors, such as the fair market value rental rate, the economic life of leasehold improvements, as well as the current and anticipated stages of the company at the inception and conclusion of the original lease term. The renewal options have been excluded from the lease term and will be reassessed, as necessary. In September 2020, we amended the lease to add approximately 1,000 square feet to bring the total space to approximately 61,000 square feet. The lease allowed for a tenant improvement allowance of up to $200 per square foot, or approximately $12.2 million. As of December 31, 2021, we have collected the entire $12.2 million reimbursement for the tenant improvement allowance from the landlord. We previously had an operating lease for office space at 131 Dartmouth Street, Boston, Massachusetts, which commenced in April 2019 and terminated on November 30, 2020.

Operating leases are amortized over the lease term and included in costs and expenses in the consolidated statements of operations and comprehensive loss. Variable lease costs are recognized in costs and expenses in the consolidated statements of operations and comprehensive loss as incurred.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to our operating leases for the years ended December 31, 2021, 2020 and 2019:

	For the year ended December 31,
(In thousands, except term and discount rate)	2021	2020	2019
Lease cost(1)
Operating lease cost	$4,906	$6,132	$3,467
Variable lease cost	1,512	1,504	—
Total lease cost	$6,418	$7,636	$3,467
Other information
Operating cash flows included in the measurement of operating lease liabilities	$5,736	$6,044	$1,070
Weighted-average remaining lease term (in years)	8.17	9.17	9.76
Weighted-average discount rate	9.90%	9.90%	9.85%

(1)
Short-term lease costs incurred for the years ended December 31, 2021, 2020 and 2019 were immaterial.

As of December 31, 2021, future minimum commitments under our operating leases were as follows:

As of December 31,
(In thousands)	2021
Maturity of lease liabilities
Fiscal year ended December 31, 2022	$5,918
Fiscal year ended December 31, 2023	6,096
Fiscal year ended December 31, 2024	6,289
Fiscal year ended December 31, 2025	6,457
Fiscal year ended December 31, 2026	6,661
Thereafter	22,423
Total future lease payments	$53,844
Less: Effect of discounting	(17,297)
Present value of lease liabilities	$36,547

The following table summarizes the presentation of our operating leases in our consolidated balance sheets as of December 31, 2021 and 2020:

	As of December 31,
(In thousands)	2021	2020
Assets
Operating lease assets	$23,251	$24,459
Total lease assets	$23,251	$24,459
Liabilities
Current lease liabilities	$2,437	$2,036
Noncurrent lease liabilities	34,110	30,969
Total lease liabilities	$36,547	$33,005

12. Stockholders’ Equity

As a result of the Business Combination Transaction, the shares and corresponding capital amounts related to Old Cerevel’s outstanding redeemable convertible preferred stock, redeemable convertible common stock and common stock prior to the Business Combination Transaction have been retroactively restated to give effect to the Exchange Ratio established in the Business Combination Agreement. For additional information on the Business

Combination Transaction and the Exchange Ratio, please read Note 3, Business Combination, to these consolidated financial statements.

Preferred Stock

Pursuant to the terms of the Amended and Restated Certificate of Incorporation, we authorized 10,000,000 shares of preferred stock with a par value $0.0001 per share. Our board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences and privileges of the shares. No shares of preferred stock were issued and outstanding as of December 31, 2021 and 2020.

Common Stock

Pursuant to the terms of the Amended and Restated Certificate of Incorporation, we authorized 500,000,000 shares of common stock with a par value $0.0001. There were 147,719,523 and 127,123,954 shares of common stock issued and outstanding as of December 31, 2021 and 2020, respectively.

Voting

The holders of our common stock are entitled to one vote for each share of common stock held at all meetings of stockholders (and written actions in lieu of meetings). There is no cumulative voting.

Dividends

Common stockholders are entitled to receive dividends whenever funds are legally available and when declared by the board of directors. No dividends have been declared to date.

Follow-on Offering

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

ATM Program

On November 10, 2021, we entered into an open market sales agreement with Jefferies LLC, as sales agent, to provide for the ability of issuance and sale of up to $250.0 million of our common stock from time-to-time in “at-the-market” offerings (the ATM Program). As of December 31, 2021, no sales had been made pursuant to the ATM Program.

Warrants

Upon the consummation of the Business Combination Transaction, there were 4,983,314 public warrants and 166,333 private placement warrants (collectively, the warrants) outstanding. Each outstanding warrant of ARYA became one warrant to purchase one share of New Cerevel common stock. Pursuant to the agreement, no fractional warrants were issued upon separation of the units and only whole warrants traded. If a holder would have been entitled to receive a fractional warrant, we rounded down to the nearest whole number of warrants to be issued to the warrant holder. None of the terms of the warrants were modified as a result of the Business Combination Transaction. The warrants became exercisable beginning on June 9, 2021.

Public Warrants

We determined that the 4,983,314 public warrants satisfied the criteria for classification as equity instruments in our consolidated balance sheets through their exercise or redemption.

On July 30, 2021, we announced the redemption of all of the outstanding public warrants with a redemption date of August 30, 2021 (the Redemption Date). Any public warrants that remained outstanding as of the Redemption Date became void and no longer exercisable and the holders of such public warrants became entitled to receive the redemption price of $0.01 per public warrant. At any time prior to the Redemption Date, the public warrants were able to be exercised by the holders to purchase shares of our common stock at the exercise price of $11.50 per share. An aggregate of 4,822,947 public warrants were exercised prior to the Redemption Date for an equal number of shares of our common stock, resulting in gross proceeds to us of approximately $55.5 million. The 160,367 public warrants that remained unexercised following the Redemption Date were redeemed for $0.01 per public warrant. No public warrants remained outstanding as of December 31, 2021.

Private Placement Warrants

We reclassified the fair value of the 166,333 outstanding private placement warrants from equity to other long-term liabilities in our condensed consolidated balance sheet as of March 31, 2021, and revalued the liability on a recurring basis each reporting period through their cashless exercise and settlement in exchange for the issuance of 111,426 shares of our common stock in September 2021. The fair value of the private placement warrants as of March 31, 2021, totaled approximately $0.7 million. Upon establishment of this liability, we classified approximately $0.3 million from additional paid-in capital and recognized a charge of approximately $0.4 million to other income (expense), net, reflecting the net change in fair value of these warrants between October 27, 2020 and March 31, 2021. We did not recognize a liability in relation to the private placement warrants prior to March 31, 2021, as we previously determined that the fair value of these warrants was immaterial. No private placement warrants remained outstanding as of December 31, 2021.

For the year ended December 31, 2021, we recognized a net loss of $3.9 million as a component of other income (expense), net, related to the change in fair value of the private placement warrants. The change in the fair value of this liability was primary due to changes in the fair value of the underlying common stock.

13. Equity-Based Compensation

Equity-based Compensation Expense

The following table summarizes equity-based compensation expense included in our consolidated statements of operations and comprehensive loss:

	For the year ended December 31,
(In thousands)	2021	2020	2019
Research and development	$9,220	$3,239	$2,602
General and administrative	14,721	7,282	5,709
Total equity-based compensation expense included in total operating expense	$23,941	$10,521	$8,311

The following table summarizes equity-based compensation expense by award type included in our consolidated statements of operations and comprehensive loss:

	For the year ended December 31,
(In thousands)	2021	2020	2019
Stock options	$23,441	$10,435	$8,208
Restricted stock units	80	86	103
Employee stock purchase plan	420	—	—
Total equity-based compensation expense included in total operating expense	$23,941	$10,521	$8,311

Equity Incentive Plans

We have two share-based compensation plans pursuant to which awards are currently being granted: (1) the Cerevel Therapeutics Holdings, Inc. 2020 Equity Incentive Plan (the 2020 Plan); and (2) the Cerevel Therapeutics Holdings, Inc. Amended and Restated 2020 Employee Stock Purchase Plan (the ESPP).

Prior to the completion of the Business Combination Transaction, we had two share-based compensation plans under which awards were granted, but from which no further awards can or will be granted: (1) the Cerevel

Therapeutics, Inc. Amended and Restated 2018 Equity Incentive Plan (the 2018 Plan); and (2) the Cerevel Therapeutics, Inc. 2020 Equity Incentive Plan (the Old 2020 Plan). As of the closing date of the Business Combination Transaction, the 3,554,598 options and 25,000 restricted stock units (RSUs) outstanding under the 2018 Plan were converted into 10,144,864 options and 71,350 RSUs upon completion of the Business Combination after effect of the Exchange Ratio. In addition, the 337,792 stock options awards outstanding under the Old 2020 Plan were converted into 964,051 stock options upon completion of the Business Combination Transaction after effect of the Exchange Ratio.

Each Old Cerevel option from our 2018 Plan and Old 2020 Plan that was outstanding immediately prior to the Business Combination Transaction, whether vested or unvested, was converted into an option to purchase a number of shares of common stock (each such option, an Exchanged Option) equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Old Cerevel common stock subject to such Old Cerevel option immediately prior to the Business Combination and (ii) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such Old Cerevel option immediately prior to the consummation of the Business Combination, divided by (B) the Exchange Ratio. Except as specifically provided in the Business Combination Agreement, following the Business Combination, each Exchanged Option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Old Cerevel option immediately prior to the consummation of the Business Combination. All stock option activity was retroactively restated to reflect the Exchanged Options.

Cerevel Therapeutics Holdings, Inc. 2020 Equity Incentive Plan

On October 27, 2020, our board of directors approved the 2020 Plan, pursuant to which 24,050,679 shares of common stock were initially reserved for issuance. The 2020 Plan provides that the number of shares reserved and available for issuance under the 2020 Plan will automatically increase each January 1, beginning on January 1, 2021, by 4.0% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by our board of directors. As of December 31, 2021, 11,464,309 shares remain available for future issuance under the 2020 Plan. The 2020 Plan provides for us to grant incentive stock options or nonqualified stock options for the purchase of common stock, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock Awards, cash-based awards, and dividend equivalent rights, to employees, officers, directors and consultants of New Cerevel. Incentive stock options may only be granted to employees. The 2020 Plan is administered by the plan administrator provided therein, which has discretionary authority, subject only to the express provisions of the 2020 Plan, to interpret the 2020 Plan; determine eligibility for and grant awards; determine form of settlement of awards (whether in cash, shares of stock, other property or a combination of the foregoing), determine, modify, or waive the terms and conditions of any award; prescribe forms, rules and procedures; and otherwise do all things necessary to carry out the purposes of the 2020 Plan. Pursuant to the 2020 Plan, the exercise price of each award requiring exercise is 100% of the fair market value of stock subject to the award, determined as of the date of the grant, or such higher amount as the administrator determines in connection with the grant, and the term of stock option is not greater than 10 years. We generally grant equity-based awards with service, market and performance conditions.

Stock Options

Stock options granted to employees under our plans generally vest, if at all, as follows: 25% will vest on the first anniversary of the vesting start date, with the remaining 75% to vest ratably in 36 equal monthly installments thereafter until the award fully vests upon the fourth anniversary of the vesting start date. The vesting of these awards is generally contingent upon the respective grantee’s continued employment through the vesting dates.

Stock options granted to our non-employee directors generally vest, if at all, either in 36 monthly installments through the third anniversary of the grant date or 100% on the one-year anniversary of the grant date.

The assumptions that we used to determine the fair value of stock options granted to employees and directors were as follows, presented on a weighted average basis:

	For the year ended December 31,
	2021	2020	2019
Risk free interest rate	0.80%	0.76%	2.10%
Expected term (in years)	6.05	6.13	6.23
Expected volatility	93.5%	99.1%	81.1%
Expected dividend yield	0.0%	0.0%	0.0%

The following table summarizes our stock option activity as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	12,464,668	$6.37	8.57	$127,301
Granted	6,912,651	15.07
Exercised	(1,533,914)	5.26
Forfeited	(1,777,341)	9.06
Outstanding at December 31, 2021	16,066,064	$9.92	8.09	$362,250
Options vested and expected to vest as of December 31, 2021	16,066,064	$9.92	8.09	$362,250
Options exercisable as of December 31, 2021	5,774,797	$5.82	6.97	$153,636

The intrinsic value of options exercised during the year ended December 31, 2021 was $33.4 million. The aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of in-the-money options. Our closing stock price as reported on Nasdaq as of December 31, 2021 was $32.42.

Stock options granted during the year ended December 31, 2021, had a weighted average grant-date fair value of $11.36. Stock options granted during the years ended December 31, 2020 and 2019, as determined on an as-converted basis based upon the Exchange Ratio, had weighted average grant-date fair values of $6.12 and $4.91, respectively. No stock options were exercised during the years ended December 31, 2020 and 2019.

As of December 31, 2021, total unrecognized equity-based compensation expense relating to stock options outstanding was $70.1 million, which is expected to be recognized over a weighted average period of 3.1 years.

Restricted Stock Units

Restricted stock unit awards granted generally vest in three equal annual installments beginning on the first anniversary of the vesting start date.

The following table summarizes our restricted stock activity as follows:

	Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2020	71,350	$2.02
Granted	—	—
Vested	(42,810)	1.97
Forfeited	—	—
Non-vested at December 31, 2021	28,540	$2.10

As of December 31, 2021, total unrecognized equity-based compensation expense relating to restricted stock unit awards was less than $0.1 million, which is expected to be recognized over a weighted average period of 0.5 years.

Cerevel Therapeutics Holdings, Inc. Amended and Restated 2020 Employee Stock Purchase Plan

At a special meeting of stockholders held on October 26, 2020, stockholders considered and approved the ESPP. The ESPP provides employees with an opportunity to acquire shares of common stock at a discounted price. An aggregate of 1,655,924 shares were initially reserved and available for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2021, by 1.0% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by our board of directors; provided that the total number of shares of common stock that become available for issuance under the ESPP will never exceed 16,559,240. If our capital structure changes because of a stock dividend, stock split or similar event, the number of shares that can be issued under the ESPP will be appropriately adjusted. We received $0.9 million in cash and issued 84,472 shares of common stock under the ESPP for the year ended December 31, 2021. No shares of common stock were issued under the ESPP for the year ended December 31, 2020.

Cerevel Therapeutics, Inc. 2020 Equity Incentive Plan

On July 27, 2020, our board of directors approved the Old 2020 Plan, pursuant to which 355,888 shares of common stock were reserved for issuance. The vesting eligibility and administration of our Old 2020 Plan is substantially identical to our 2018 Plan. Upon completion of the Business Combination Transaction we ceased granting awards under the Old 2020 Plan and all awards under the Old 2020 Plan were converted into awards under the 2020 Plan with the same terms and conditions. As of October 27, 2020, prior to the Business Combination Transaction, 337,792 Old Cerevel options remained outstanding under the Old 2020 Plan.

Cerevel Therapeutics, Inc. Amended and Restated 2018 Equity Incentive Plan

Our 2018 Plan, as amended, provided for us to sell or issue common stock or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, officers, directors, consultants and advisors. Under the 2018 Plan incentive stock options could only be granted to employees. The 2018 Plan was administered by the plan administrator, provided therein, which had discretionary authority, subject only to the express provisions of the 2018 Plan, to interpret the 2018 Plan; determine eligibility for and grant awards; determine form of settlement of awards (whether in cash, shares of stock, other property or a combination of the foregoing), determine, modify, or waive the terms and conditions of any award; prescribe forms, rules and procedures; and otherwise do all things necessary to carry out the purposes of the 2018 Plan. The exercise price of each award requiring exercise was 100% of the fair market value of stock subject to the award, determined as of the date of the grant, or such higher amount as the administrator determined in connection with the grant, and the term of stock option was not greater than 10 years. The vesting and other restrictions were determined at the discretion of the plan administrator. We generally grant equity-based awards with service, market and performance conditions. Upon completion of the Business Combination Transaction we ceased granting awards under the 2018 Plan and all awards under the 2018 Plan were converted into awards under the 2020 Plan with the same terms and conditions.

Prior to the closing of the Business Combination Transaction, the number of stock options granted under our 2018 Plan represented the maximum Available Vesting Amount (defined below) number of shares eligible to vest. The Available Vesting Amount was equal to the number of shares subject to the stock option multiplied by an equity ratio of total capital received from investors (up to a maximum of $350.0 million) divided by $350.0 million. The total amount of shares for each award is capped at a specified maximum percentage of our fully diluted shares for each award, which for all awards, in total, represents 10% of our fully diluted shares at the point in time first $350 million of funding is achieved. Based on the terms of the awards, we concluded that such awards include both market and performance conditions. As a result of our Business Combination Transaction, the final Available Vesting Amount under our 2018 Plan was achieved due to the remaining Equity Commitment being satisfied by the funding obtained during the Business Combination and concurrent PIPE Financing, including investors other than Bain Investor. The number of shares available to vest was reduced to be less than the maximum number of shares eligible if Bain Investor had funded the entire Equity Commitment. As such, we recorded the fair value of the stock options to account for the change in probability of the performance condition in which Bain Investor satisfied part of the Equity Commitment and the Business Combination and PIPE Financing were considered to satisfy the remaining Equity Commitment by recording a cumulative catch-up adjustment as if the performance condition achieved had been applied since the grant date. Upon satisfaction of the performance condition 3,554,598 Old Cerevel options remained outstanding under the 2018 Plan.

14. Net Loss Per Share

As a result of the Business Combination Transaction, the weighted average shares outstanding prior to October 27, 2020, have been retroactively restated to give effect to the Exchange Ratio.

The following table sets forth the computation of the basic and diluted net loss per share:

	For the year ended December 31,
(In thousands, except share amounts and per share data)	2021	2020	2019
Numerator:
Net loss	$(225,334)	$(152,142)	$(128,389)
Benefit related to the redemption of Series A-1 redeemable convertible preferred stock at less than the carrying value	—	3,871	—
Net loss attributable to common stockholders	$(225,334)	$(148,271)	$(128,389)

Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	136,576,536	73,643,315	44,209,264
Net loss per share attributable to common stockholders, basic and diluted	$(1.65)	$(2.01)	$(2.90)

Net loss attributable to common stockholders for the year ended December 31, 2020, was adjusted to reflect the benefit related to the redemption of the outstanding Series A-1 redeemable convertible preferred stock at less than carrying value upon completion of the Business Combination Transaction, which was treated as a return from the preferred stockholder. Upon completion of the Business Combination Transaction, a redemption of Series A redeemable common stock also occurred for an amount less than the carrying value; however, we did not recognize the benefit for contributions from redeemable common stock at less than carrying value as income was not allocated to such common stock under two-class method. As such, the redemption of the Series A redeemable common stock at less than carrying value did not impact our numerator in our net loss per share calculation for the year ended December 31, 2020.

Since we were in a loss position for all periods presented, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders as the inclusion of all potential dilutive securities would have been anti-dilutive. The shares in the table below were excluded from the calculation of diluted net loss per share attributable to common stockholders, prior to the use of the treasury stock or two class methods, due to their anti-dilutive effect:

	As of December 31,
	2021	2020	2019
Stock options outstanding	16,066,064	12,464,668	14,261,340
Restricted stock units outstanding	28,540	71,350	114,160
Warrants	—	5,149,647	—
Shares to be issued upon settlement of remaining Equity Commitment	—	—	49,929,121
Shares to be issued upon exercise of Share Purchase Option	—	—	28,540,304
Total	16,094,604	17,685,665	92,844,925

15. Income Taxes

A reconciliation of our provision for income tax expenses computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	For the year ended December 31,
	2021	2020	2019
Statutory tax rate	21.0%	21.0%	21.0%
State tax expense, net of federal benefit	6.4%	5.7%	4.0%
Executive compensation	(2.3)%	(1.1)%	—
Non-deductible fair value adjustment	(0.4)%	(0.5)%	(7.5)%
Stock based compensation	2.7%	—	—
Tax credits	2.3%	2.6%	1.3%
Other	0.9%	0.2%	(0.1)%
Valuation allowance	(30.6)%	(27.9)%	(18.7)%
Effective tax rate	0.0%	0.0%	0.0%

Current and Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities are summarized as follows:

	As of December 31,
(In thousands)	2021	2020
Deferred tax assets
Net operating loss carryforwards	$109,837	$57,949
Operating lease liabilities	9,877	8,895
Tax credits	12,144	6,217
Equity-based compensation	6,436	2,983
Accruals and reserves	2,358	2,361
Amortization	745	736
Financing liabilities	8,852	—
Other deferred tax assets	—	—
Total gross deferred tax assets	150,249	79,141
Valuation allowance	(137,865)	(68,970)
Total deferred tax assets	12,384	10,171
Deferred tax liabilities
Depreciation	(3,138)	(1,772)
Operating lease assets	(6,283)	(6,592)
Prepaid expenses	(2,963)	(1,809)
Total deferred tax liabilities	(12,384)	(10,173)
Net deferred tax assets (liabilities)	$—	$(2)

We have recorded a valuation allowance against our deferred tax assets in each of the years ended December 31, 2021 and 2020, as we believe that it is more likely than not that these assets will not be realized. Our valuation allowance increased by approximately $68.9 million and $42.5 million during the years ended December 31, 2021 and 2020, respectively, primarily as a result of the increase in our unbenefited net operating loss and tax credits for both periods.

Significant components of deferred income tax assets and liabilities include temporary differences related to net operating loss carryforwards, lease liabilities, stock compensation, tax credits and our financing liabilities. As of December 31, 2021, deferred tax assets include approximately $406.2 million of federal net operating loss carryforwards, all of which have an indefinite carryforward period. As of December 31, 2021, deferred tax assets also include approximately $390.9 million of state net operating loss carryforwards that begin to expire in 2031 through 2041, with substantially all such net operating loss carryforwards beginning to expire in 2038. As of December 31, 2021, we also had federal and state research and development tax credits of $10.8 million and $1.7 million, respectively, which expire at various dates through 2041 for federal purposes and 2036 for state purposes. Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. We have not conducted an assessment to determine whether there may have been a Section 382 or 383 ownership change.

For financial reporting purposes, net losses before income taxes include $225.3 million, $152.2 million and $128.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. We have no foreign operations and as such, the pretax loss is generated entirely in the United States.

Our income tax (benefit) provision, net consisted of the following:

	For the year ended December 31,
(In thousands)	2021	2020	2019
Current tax expense
Federal	$—	$—	$—
State	2	2	17
Foreign	—	—	—
Deferred tax expenses
Federal	(2)	(26)	28
State	—	—	—
Foreign	—	—	—
Income tax (benefit) provision, net	$—	$(24)	$45

As of December 31, 2021 and 2020, we had no unrecognized tax benefits. As of and for the years ended December 31, 2021, 2020 and 2019, respectively, we had no accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized in our consolidated statements of operations and comprehensive loss.

We will recognize interest and penalties related to uncertain tax positions in income tax expense. For the years ended December 31, 2021, 2020 and 2019, we generated research credits but have not conducted a study to document the qualified activities. This study may result in an adjustment to our research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against our research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

We file income tax returns in the U.S. federal tax jurisdiction and state jurisdictions. Our initial tax return period for U.S. federal income taxes was the 2018 period and we currently remain open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for all periods since our inception.

16. Legal Proceedings

We, from time to time, may be party to various legal proceedings and claims that may arise in the ordinary course of business. We were not subject to any material legal proceedings during the years ended December 31, 2021, 2020 or 2019, and, to the best of our knowledge, no material legal proceedings are currently pending or threatened.

17. Commitments and Contingencies

As of December 31, 2021, we have several ongoing clinical studies in various clinical trial stages. Our most significant contracts relate to agreements with CROs for clinical trials and preclinical studies and clinical manufacturing organizations (CMOs), which we enter into in the normal course of business. The contracts with CROs and CMOs are generally cancellable, with notice, at our option.

Guarantees and Indemnification Obligations

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these obligations, we indemnify and agree to reimburse the indemnified party. The term of these indemnification obligations is generally perpetual after execution of the agreement. In addition, we have entered into indemnification obligations with members of our board of directors that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited. To date, we have not incurred any losses or any material costs related to these indemnification obligations and no claims with respect thereto were outstanding. We do not believe that the outcome of any claims under indemnification obligations will have a material effect on our financial position, results of operations and cash flows, and we have not accrued any liabilities related to such obligations in our consolidated financial statements as of December 31, 2021 or December 31, 2020.

18. Employee Benefit Plans

401(k) Savings Plan

In April 2019 we implemented a 401(k) Savings Plan, which is available to substantially all regular employees in the U.S. over the age of 21. Participants may make voluntary contributions and we make matching contributions according to the 401(k) Savings Plan’s matching formula. All matching contributions and participant contributions vest immediately. The expense related to our 401(k) Savings Plan primarily consists of our matching contributions.

Expense related to our 401(k) Savings Plan totaled $1.7 million, $1.4 million and $0.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

19. Related Party Transactions

As of December 31, 2021 and 2020, Pfizer held 27,349,211 shares of common stock and had appointed two members to our board of directors. For additional information on our license agreement with Pfizer, please read Note 6, Pfizer License Agreement, to these consolidated financial statements.

As of December 31, 2021 and 2020, Bain Investor held 60,632,356 shares of common stock and had appointed four members to our board of directors.

Funding Agreement

On April 12, 2021, we entered into a funding agreement with Bain, pursuant to which Bain will provide up to $62.5 million in funding to support our development of tavapadon for the treatment of Parkinson’s disease over four years of which approximately $15.5 million (25% of the Bain Funding Commitment, net of $0.1 million of fees incurred by Bain) was received in April 2021. For additional information on our funding agreement with Bain, please read Note 8, Financing Liabilities, to these consolidated financial statements.

Management Agreement

In connection with the initial financing, on the Formation Transaction Date, we entered into an agreement with Bain Capital Private Equity, LP and Bain Capital Life Sciences, LP, which are entities related to Bain Investor, whereby such entities would provide certain management services to us for a fee of $1.0 million per year, paid in quarterly, non-refundable installments (Management Agreement).

This agreement obligated us to pay such entities, in the aggregate, a $5.0 million fee upon the completion of a qualified public offering or change of control transaction, less any quarterly fees previously paid to such entities. Upon completion of the Business Combination Transaction, we paid the remaining approximately $3.0 million of management fees payable under the Management Agreement and no additional fees remain payable pursuant to this agreement. Inclusive of this final payment made under the Management Agreement, we incurred management fees to Bain Capital Private Equity, LP and Bain Capital Life Sciences, LP totaling $3.8 million and $1.0 million during the years ended December 31, 2020 and 2019, respectively.

Following the closing of the Business Combination, we entered into a new management agreement with Bain Capital Private Equity, LP and Bain Capital Life Sciences, LP providing for the expense reimbursement and indemnification of such entities. No amounts were incurred under the management agreement during the year ended December 31, 2021.

20. Subsequent Events

We have completed an evaluation of all subsequent events after the balance sheet date of December 31, 2021 through March 1, 2022, the issuance date of these financial statements, to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements as of December 31, 2021, and events which occurred subsequently but were not recognized in the consolidated financial statements. We have concluded that no subsequent events have occurred that require disclosure, except as already disclosed within these consolidated financial statements.