Form 10-Q
period 2022-03-31
Cerevel Therapeutics Holdings, Inc.
filed 2022-05-10
CIK 1805387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, the registrant had 148,289,416 shares of common stock, par value $0.0001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, or this Quarterly Report, may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:

•
the format, likelihood of success, cost and timing of our clinical trials and other product development activities, including the design of clinical trials and preclinical studies, the timing of initiation and completion of clinical trials and related preparatory work, our ability to collect and interpret clinical trial data and the timing and outcome of regulatory interactions;
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
•
our future financial performance;
•
the ability to recognize the anticipated benefits of the tavapadon financing transaction (including our ability to receive future payments thereunder) and other financing and business development transactions; and
•
the effect of the ongoing COVID-19 pandemic, including as a result of the emergence of new variants, on the foregoing.

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the ongoing COVID-19 pandemic, including as a result of the emergence of new variants, and there may be additional risks that we consider immaterial, or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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
•
Business interruptions resulting from the ongoing COVID-19 pandemic or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.
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

The risks described above should be read together with the text of the full risk factors discussed in the section entitled “Risk Factors” and the other information set forth in this Quarterly Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission, or the SEC. The risks summarized above or described in full elsewhere in this Quarterly Report are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and per share data)

(Unaudited)

	As of
	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$91,764	$193,018
Marketable securities	451,180	372,670
Prepaid expenses and other current assets	10,606	12,329
Total current assets	553,550	578,017
Marketable securities	7,928	52,269
Property and equipment, net	29,736	28,449
Operating lease assets	22,927	23,251
Restricted cash	1,867	4,200
Other long-term assets	2,544	2,733
Total assets	$618,552	$688,919
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,183	$11,298
Accrued expenses and other current liabilities	24,572	28,803
Operating lease liabilities, current portion	2,563	2,437
Total current liabilities	35,318	42,538
Operating lease liabilities, net of current portion	33,409	34,110
Financing liability, related party (Notes 5 and 6)	14,162	16,770
Financing liability (Notes 5 and 6)	14,162	16,770
Other long-term liabilities	2	2
Total liabilities	97,053	110,190
Commitments and contingencies (Notes 12 and 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value: 500,000,000 shares authorized; 148,182,798 and 147,719,523 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	15	15
Additional paid-in capital	1,207,356	1,195,944
Accumulated other comprehensive loss	(1,334)	(986)
Accumulated deficit	(684,538)	(616,244)
Total stockholders’ equity	521,499	578,729
Total liabilities and stockholders’ equity	$618,552	$688,919

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share amounts and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$55,023	$36,561
General and administrative	17,507	14,010
Total operating expenses	72,530	50,571
Loss from operations	(72,530)	(50,571)
Interest income, net	295	15
Other income (expense), net	3,941	(425)
Loss before income taxes	(68,294)	(50,981)
Income tax benefit (provision), net	—	—
Net loss	$(68,294)	$(50,981)
Net loss per share, basic and diluted	$(0.46)	$(0.40)
Weighted-average shares used in calculating net loss per share, basic and diluted	147,984,926	127,225,535

Comprehensive loss:
Net loss	$(68,294)	$(50,981)
Other comprehensive loss
Changes in fair value attributable to instrument-specific credit risk	1,276	—
Unrealized gains (losses) on securities available-for-sale	(1,624)	—
Total other comprehensive loss	(348)	—
Comprehensive loss	$(68,642)	$(50,981)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2021	147,719,523	$15	$1,195,944	$(986)	$(616,244)	$578,729
Issuance of common stock under equity incentive plans related to vesting of RSUs	14,270	—	—	—	—	—
Issuance of common stock under equity incentive plans related to exercise of options	449,005	—	2,854	—	—	2,854
Equity-based compensation expense	—	—	8,558	—	—	8,558
Other comprehensive loss	—	—	—	(348)	—	(348)
Net loss	—	—	—	—	(68,294)	(68,294)
Balance at March 31, 2022	148,182,798	$15	$1,207,356	$(1,334)	$(684,538)	$521,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

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

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(68,294)	$(50,981)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,118	63
Adjustments to operating lease expense	(236)	(184)
Equity-based compensation	8,558	6,137
Change in fair value of financing liabilities	(3,940)	—
Change in fair value of private placement warrants	—	424
Other non-cash items	553	—
Changes in operating assets and liabilities, net:
Prepaid expenses and other current assets	1,811	426
Other assets	(106)	(11)
Accounts payable	(2,499)	3,176
Accrued expenses and other liabilities	(4,613)	1,975
Operating lease liability	—	2,557
Net cash flows used in operating activities	(67,648)	(36,418)
Cash flows from investing activities:
Purchases of marketable securities	(60,242)	—
Maturities and redemptions of marketable securities	23,897	—
Purchases of property and equipment	(2,197)	(4,660)
Net cash flows used in investing activities	(38,542)	(4,660)
Cash flows from financing activities:
Proceeds from the exercise of stock options	2,854	742
Deferred costs related to financing activities	(251)	—
Net cash flows provided by financing activities	2,603	742
Net decrease in cash, cash equivalents and restricted cash	(103,587)	(40,336)
Cash, cash equivalents and restricted cash, beginning of the period	197,218	387,823
Cash, cash equivalents and restricted cash, end of the period	$93,631	$347,487
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$91,764	$343,287
Restricted cash	1,867	4,200
Total cash, cash equivalents and restricted cash	$93,631	$347,487
Supplemental cash flow disclosures from non-cash investing and financing activities:
Fixed asset additions included in accounts payable and other current liabilities	$731	$3,252
Unpaid offering costs included in accounts payable and other current liabilities	$—	$461

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

We are a clinical-stage biopharmaceutical company pursuing a targeted approach to neuroscience that combines a deep understanding of disease-related biology and neurocircuitry of the brain with advanced chemistry and central nervous system (CNS) target receptor selective pharmacology to discover and design new therapies. We seek to transform the lives of patients through the development of new therapies for neuroscience diseases, including schizophrenia, epilepsy and Parkinson’s disease. We are advancing our extensive and diverse pipeline with numerous clinical trials underway or planned, including three ongoing Phase 3 trials and an open-label extension trial for tavapadon in Parkinson's, two planned Phase 2 trials and a planned open-label extension trial for emraclidine in schizophrenia and an ongoing Phase 2 proof-of-concept trial with an open-label extension trial for darigabat in focal epilepsy. We have built a highly experienced team of senior leaders and neuroscience drug developers who combine a nimble, results-driven biotech mindset with the proven expertise of large pharmaceutical company experience and capabilities in drug discovery and development.

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

For additional information on our formation, please read Note 1, Nature of Operations, to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 (our Annual Report).

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

Our unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred significant operating losses since our inception and, as of March 31, 2022, had an accumulated deficit of $684.5 million and had not yet generated revenues. In addition, we anticipate that our expenses will increase significantly in connection with our ongoing activities to support our research, discovery and clinical development efforts and we expect to continue to incur significant expenses and operating losses for the foreseeable future.

We have funded our operations primarily with the net proceeds received from the issuance of preferred stock and common stock, net proceeds from the consummation of our Business Combination (as defined in Note 14, Related Parties, to these unaudited condensed consolidated financial statements) and our Funding Agreements (as defined in Note 5, Financing Liabilities, to these unaudited condensed consolidated financial statements). We believe that our available cash, cash equivalent and marketable security resources as of March 31, 2022, will enable us to fund our operating expense and capital expenditure requirements through at least 12 months from the issuance date of these financial statements.

Impact of the Ongoing COVID-19 Pandemic

We are closely monitoring the impact of the ongoing COVID-19 pandemic on all aspects of our business, including how it has impacted and may continue to impact our operations and the operations of our suppliers, vendors and business partners. The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which, despite progress in vaccination efforts, are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19, such as new variants, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines and the extent and effectiveness of actions to contain COVID-19 or treat its impact, including vaccination campaigns and lockdown measures, among others.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three months ended March 31, 2022 and 2021, are not necessarily indicative of the results for the entire fiscal year or any other period. The unaudited condensed consolidated financial statements for the three months ended March 31, 2022 and 2021, have been prepared on the same basis as and should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, the fair value of our financing liabilities, the fair value of stock options, the accrual for research and development expense and the recoverability of our net deferred tax assets and the related valuation allowance. The impact on accounting estimates and judgments on our financial condition and results of operations due to COVID-19 has introduced additional uncertainties. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances change. Actual results could differ materially from those estimates.

Restricted Cash

In connection with our entering into the lease agreement for our headquarters in Cambridge, MA, in July 2019, we were required to provide a security deposit in the form of a letter of credit. We have classified this amount as restricted cash within our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.

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

Under the Pfizer License Agreement, we are solely responsible for the development, manufacture, regulatory approval and commercialization of compounds and products in the field and we will pay Pfizer tiered royalties on the aggregate net sales during each calendar year, determined on a product-by-product basis, with respect to products under the Pfizer License Agreement, and we may pay potential milestone payments to Pfizer, based on the successful achievement of certain regulatory and commercial milestones. To date, no regulatory or commercial approval milestone payments or royalty payments have been made or become due under this agreement.

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

Under the terms of the Funding Agreements, we will receive up to $62.5 million in funding from each of NovaQuest and Bain, for a combined total of up to $125.0 million in funding (the Total Funding Commitment), of which approximately $31.1 million (25% of the Total Funding Commitment, net of $0.2 million of fees incurred by Bain and NovaQuest) was received in April 2021, $37.5 million (30% of the Total Funding Commitment) was received in April 2022, and approximately $31.3 million (25% of the Total Funding Commitment) and $25.0 million (20% of the Total Funding Commitment) are expected to be received on the second and third anniversaries of the Effective Date, respectively, subject to certain customary funding conditions.

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

As of March 31, 2022 and December 31, 2021, the estimated fair value of the financing liability related to potential amounts payable to Bain under the Bain Funding Agreement, which is reflected within our condensed consolidated balance sheets as financing liability, related party, totaled $14.2 million and $16.8 million, respectively. As of March 31, 2022 and December 31, 2021, the estimated fair value of the financing liability related to potential amounts payable to NovaQuest under the NovaQuest Funding Agreement, which is reflected within our condensed consolidated balance sheets as financing liability, totaled $14.2 million and $16.8 million, respectively.

During the three months ended March 31, 2022, we recognized gains of approximately $2.0 million and $2.0 million, respectively, as a component of other income (expense), net within our unaudited condensed consolidated statements of operations and comprehensive loss, reflecting the change in fair value of the financing liabilities associated with the Bain and NovaQuest Funding Agreements, primarily due to the impact of adjustments to our discount rates resulting from increases in the risk-free rate. We recognized unrealized gains of approximately $0.6 million and $0.6 million, respectively, within other comprehensive income (loss) related to the change in fair value attributable to instrument-specific credit risk for each of the financing liabilities for the three months ended March 31, 2022. Changes in fair value attributable to instrument-specific credit risk were derived by benchmarking against the prior period credit spread to isolate the impact directly associated with the change in the credit spread utilized between periods. As the agreements were not executed until April 2021, no amounts were recognized in our unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021.

For additional information related to our Funding Agreements, please read Note 8, Financing Liabilities, to our audited consolidated financial statements included in our Annual Report.

6. Fair Value Measurements

The tables below present information about our assets and liabilities that are measured and carried at fair value on a recurring basis and indicate the level within the fair value hierarchy we utilized to determine such fair values:

As of March 31, 2022 (In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents
Money market funds	$61,797	$—	$—	$61,797
Commercial paper	—	29,945	—	29,945
Marketable securities (current)
U.S. government treasuries	274,134	—	—	274,134
Corporate debt securities	—	11,463	—	11,463
Commercial paper	—	165,583	—	165,583
Marketable securities (non-current)
U.S. government treasuries	7,928	—	—	7,928
Restricted cash
Money market funds	1,867	—	—	1,867
Total assets	$345,726	$206,991	$—	$552,717
Liabilities:
Financing liability, related party	—	—	14,162	14,162
Financing liability	—	—	14,162	14,162
Total liabilities	$—	$—	$28,324	$28,324

As of December 31, 2021 (In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents
Money market funds	$153,589	$—	$—	$153,589
Corporate debt securities	—	1,431	—	1,431
Commercial paper	—	37,998	—	37,998
Marketable securities (current)
U.S. government treasuries	171,063	—	—	171,063
Corporate debt securities	—	20,452	—	20,452
Commercial paper	—	181,155	—	181,155
Marketable securities (non-current)
U.S. government treasuries	52,269	—	—	52,269
Restricted cash
Money market funds	4,200	—	—	4,200
Total assets	$381,121	$241,036	$—	$622,157
Liabilities:
Financing liability, related party	—	—	16,770	16,770
Financing liability	—	—	16,770	16,770
Total liabilities	$—	$—	$33,540	$33,540

There have been no impairments of our assets measured and carried at fair value during the three months ended March 31, 2022. There have been no changes in valuation techniques, inputs utilized or transfers between fair measurement levels in the periods presented.

The fair value of our Level 2 instruments were determined using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly. We validate the prices provided by our third-party pricing services by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of March 31, 2022 and December 31, 2021.

As of March 31, 2022, our financing liabilities represented our only Level 3 assets or liabilities carried at fair market value. Changes in the fair value remeasurement of our financing liabilities can result from changes in one or multiple inputs, including adjustments to discount rates, changes in the expected achievement or timing of any sales-based, development or regulatory milestones, changes in the amount or timing of expected net cash flows, changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.

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

Marketable Securities

The estimated fair value and amortized cost of our available-for-sale marketable debt securities, by contractual maturity and security type, are summarized as follows:

As of March 31, 2022 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less
U.S. government treasuries	$275,133	$—	$(999)	$274,134
Corporate debt securities	11,518	—	(55)	11,463
Commercial paper	166,287	—	(704)	165,583
Due after one year through two years
U.S. government treasuries	7,992	—	(64)	7,928
Total marketable securities	$460,930	$—	$(1,822)	$459,108

As of December 31, 2021 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less
U.S. government treasuries	$171,111	$—	$(48)	$171,063
Corporate debt securities	20,464	—	(12)	20,452
Commercial paper	181,176	11	(32)	181,155
Due after one year through two years
U.S. government treasuries	52,387	—	(118)	52,269
Total marketable securities	$425,138	$11	$(210)	$424,939

We had no realized gains or losses recognized on the sale or maturity of marketable securities during the three months ended March 31, 2022 and March 31, 2021, respectively. To date, we have not recognized any allowances for credit losses or impairments in relation to our available-for-sale marketable securities as these marketable securities are comprised of high credit quality, investment grade securities that we do not intend or expect to be required to sell prior to their anticipated recovery, and the decline in fair value of these securities is attributable to factors other than credit losses. None of the marketable securities presented in the previous tables have been in a continuous unrealized loss position for 12 months or longer. Based on our evaluation, we determined credit losses related to marketable securities were immaterial for the three months ended March 31, 2022.

The weighted average maturity of our marketable securities as of March 31, 2022 and December 31, 2021, was approximately five months and nine months, respectively.

Financing Liabilities

Upon execution of the Funding Agreements, we determined that the agreements qualified for election under the fair value option and initially measured the financial instruments at their issue-date estimated fair value. We revalue the related financial liabilities on a recurring basis at each reporting period.

As of March 31, 2022, the financing liability, related party and financing liability totaled $14.2 million and $14.2 million, respectively. We determined their respective estimated fair values using a Monte Carlo simulation model under the income approach determined by using probability assessments of the expected future cash receipts and expected future cash payments and a discount rate of approximately 10.0%. As of December 31, 2021, we used a discount rate of approximately 9.0%.

The following table provides a roll forward of the liability associated with our financing liabilities:

For the Three Months Ended March 31,
(In thousands)	2022
Beginning liability balance	$33,540
Funding commitment received	—
Change in fair value recognized in other expense (income), net	(3,940)
Change in fair value attributable to instrument-specific credit risk recognized in other comprehensive income	(1,276)
Ending liability balance	$28,324

For additional information related to the fair value of our financing liability and financing liability, related party, please read Note 5, Financing Liabilities, to these unaudited condensed consolidated financial statements.

7. Financial Statement Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
(In thousands)	March 31, 2022	December 31, 2021
Prepaid clinical trial services	$1,648	$2,038
Prepaid research and development expenses	2,308	2,074
Prepaid insurance	3,337	4,701
Other prepaid expenses	2,419	2,225
Interest receivable	602	729
Other	292	562
Prepaid expenses and other current assets	$10,606	$12,329

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
(In thousands)	March 31, 2022	December 31, 2021
Computer equipment and software	$996	$946
Furniture and fixtures	459	437
Laboratory equipment	7,718	5,617
Leasehold improvements	23,468	23,286
Construction in progress	731	729
Less: Accumulated depreciation	(3,636)	(2,566)
Property and equipment, net	$29,736	$28,449

Other Long-Term Assets

Other long-term assets consisted of the following:

	As of
(In thousands)	March 31, 2022	December 31, 2021
Other prepaid expenses, net of current portion	$1,583	$1,806
Deferred expenses associated with financing activities	465	485
Other	496	442
Other long-term assets	$2,544	$2,733

As of March 31, 2022 and December 31, 2021, other prepaid expenses, net of current portion, primarily consisted of deposits paid under certain contract research organization agreements that will be held until the completion of the related clinical trials that are anticipated to end more than 12 months from the balance sheet date.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
(In thousands)	March 31, 2022	December 31, 2021
Accrued external research and development services	$16,944	$16,097
Accrued compensation and personnel costs	4,659	10,827
Accrued property and equipment	599	109
Accrued professional fees and consulting services	1,677	1,270
Other	693	500
Accrued expenses and other current liabilities	$24,572	$28,803

Other Income (Expense), net

Other income (expense), net consisted of the following:

	For the Three Months Ended March 31,
(In thousands)	2022	2021
Gain on fair value remeasurement of financing liability, related party	$1,970	$—
Gain on fair value remeasurement of financing liability	1,970	—
Loss on fair value remeasurement of private placement warrants	—	(424)
Other, net	1	(1)
Other income (expense), net	$3,941	$(425)

8. Stockholders’ Equity

Preferred Stock

Pursuant to the terms of our certificate of incorporation, we have 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share. Our board of directors has the authority, without further action by our stockholders, to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock as of March 31, 2022 and December 31, 2021.

Common Stock

Pursuant to the terms of our certificate of incorporation, we have 500,000,000 authorized shares of common stock with a par value of $0.0001 per share. There were 148,182,798 and 147,719,523 shares of common stock issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.

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

ATM Program

On November 10, 2021, we entered into an open market sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $250.0 million of our common stock from time-to-time in “at-the-market” offerings (the ATM Program). As of March 31, 2022 and December 31, 2021, no sales had been made pursuant to the ATM Program.

Private Placement Warrants

We reclassified the fair value associated with the 166,333 outstanding private placement warrants from equity to other long-term liabilities in our unaudited condensed consolidated balance sheet as of March 31, 2021. Upon establishment of this liability, we reclassified approximately $0.3 million from additional paid-in capital and recognized a charge of approximately $0.4 million to other income (expense), net, resulting from the change in fair value of these warrants. We did not recognize a liability in relation to our private placement warrants prior to March 31, 2021, as we previously determined that the fair value of these warrants was immaterial. No private placement warrants remained outstanding as of March 31, 2022 and December 31, 2021. For additional information on our private placement warrants, please read Note 12, Stockholders’ Equity, to our audited consolidated financial statements included in our Annual Report.

9. Equity-Based Compensation

Equity-based Compensation Expense

The following table summarizes equity-based compensation expense included in our unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended March 31,
(In thousands)	2022	2021
Research and development	$4,006	$1,797
General and administrative	4,552	4,340
Total equity-based compensation expense included in total operating expense	$8,558	$6,137

The following table summarizes equity-based compensation expense by award type included in our unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended March 31,
(In thousands)	2022	2021
Stock options	$8,359	$6,038
Restricted stock units	9	22
Employee stock purchase plan	190	77
Total equity-based compensation expense included in total operating expense	$8,558	$6,137

Stock Options

The following table summarizes our stock option activity for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	16,066,064	$9.92	8.09	$362,250
Granted	2,340,427	$30.39
Exercised	(449,005)	$6.36
Forfeited	(55,745)	$18.48
Outstanding at March 31, 2022	17,901,741	$12.66	8.21	$400,537
Options vested and expected to vest as of March 31, 2022	17,901,741	$12.66	8.21	$400,537
Options exercisable as of March 31, 2022	6,923,103	$6.84	7.27	$195,040

The aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of in-the-money options. Our closing stock price as reported on the NASDAQ Stock Market on March 31, 2022 was $35.01.

As of March 31, 2022, total unrecognized equity-based compensation expense relating to stock options was $116.3 million. This amount is expected to be recognized over a weighted average period of 3.3 years.

Stock options granted during the three months ended March 31, 2022, include our annual long-term incentive awards which were granted in February 2022.

The weighted-average assumptions that we used to determine the fair value of stock options granted to employees and directors are summarized as follows:

	For the Three Months Ended March 31,
	2022	2021
Risk free interest rate	1.85%	0.65%
Expected term (in years)	6.08	6.07
Expected volatility	96.2%	95.0%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$23.62	$9.81

10. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share:

	For the Three Months Ended March 31,
(In thousands, except share amounts and per share data)	2022	2021
Numerator:
Net loss	$(68,294)	$(50,981)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	147,984,926	127,225,535
Net loss per share, basic and diluted	$(0.46)	$(0.40)

Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of all potential dilutive securities would have been anti-dilutive. The shares in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of
	March 31, 2022	March 31, 2021
Stock options outstanding	17,901,741	16,084,192
Restricted stock units outstanding	14,270	57,080
Warrants outstanding	—	5,149,647
ESPP shares issuable	14,889	17,921
Total	17,930,900	21,308,840

11. Income Taxes

For the three months ended March 31, 2022 and 2021, we did not record income tax benefits for net operating losses incurred or for the research and development tax credits generated in each period due to the uncertainty of realizing a benefit from those items. Our tax provision and the resulting effective tax rate for interim periods is determined based upon our estimated annual effective tax rate, adjusted for the effect of discrete items arising during the interim quarterly period. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarterly period, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarterly period, we update our estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter.

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We have considered our history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of March 31, 2022 and December 31, 2021, we have recorded a full valuation allowance against our net deferred tax assets.

12. Legal Proceedings

We, from time to time, may be subject to various legal proceedings and claims that may arise in the ordinary course of business. We were not subject to any material legal proceedings as of March 31, 2022, and, to the best of our knowledge, no material legal proceedings are currently pending or threatened.

13. Commitments and Contingencies

As of March 31, 2022, we have several ongoing clinical studies in various clinical trial stages. Our most significant contracts relate to agreements with contract research organizations (CROs) for clinical trials and preclinical studies and contract manufacturing organizations (CMOs) for the manufacturing of drug substance, which we enter into in the normal course of business. The contracts with CROs and CMOs are generally cancellable, with notice, at our option.

Guarantees and Indemnification Obligations

We enter into standard indemnification obligations in the ordinary course of business. Pursuant to these obligations, we indemnify and agree to reimburse the indemnified party for certain losses and costs incurred by the indemnified party. The term of these indemnification obligations is generally perpetual after execution of the agreement. In addition, we have entered into indemnification obligations with members of our board of directors and our executive officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. To date, we have not incurred any losses or any material costs related to these indemnification obligations and no claims with respect thereto were outstanding. We do not believe that the outcome of any claims under indemnification arrangements will have a material effect on our financial position, results of operations and cash flows, and we have not accrued any liabilities related to such obligations in our condensed consolidated financial statements as of March 31, 2022 and December 31, 2021.

14. Related Parties

As of March 31, 2022 and December 31, 2021, Pfizer held 27,349,211 shares of our common stock and had nominated two members to our board of directors. For information related to our license agreement with Pfizer, please read Note 4, Pfizer License Agreement, to these unaudited condensed consolidated financial statements.

As of March 31, 2022 and December 31, 2021, Bain Investor held 60,632,356 shares of our common stock and had nominated four members to our board of directors.

Funding Agreement

On April 12, 2021, we entered into a funding agreement with Bain, pursuant to which Bain will provide up to $62.5 million in funding (the Bain Funding Commitment) to support our development of tavapadon for the treatment of Parkinson’s disease over four years, of which approximately $15.5 million (25% of the Bain Funding Commitment, net of $0.1 million of fees incurred by Bain) was received in April 2021 and $18.75 million (30% of the Bain Funding Commitment) was received in April 2022. For additional information related to our funding agreement with Bain, please read Note 5, Financing Liabilities, to these unaudited condensed consolidated financial statements.

Management Agreement

Following the closing of the business combination in October 2020 pursuant to which ARYA Sciences Acquisition Corp II (ARYA) acquired Cerevel Therapeutics, Inc., with Cerevel Therapeutics, Inc. becoming a wholly-owned subsidiary of ARYA and ARYA being renamed Cerevel Therapeutics Holdings, Inc. (the Business Combination), we entered into a management agreement with Bain Capital Private Equity, LP and Bain Capital Life Sciences, LP, providing for the expense reimbursement and indemnification of such entities. No amounts have been incurred under the management agreement to date.

15. Subsequent Events

We have completed an evaluation of all subsequent events after the unaudited balance sheet date of March 31, 2022, through May 10, 2022, the issuance date of these financial statements, to ensure that these unaudited condensed consolidated financial statements include appropriate disclosure of material events both recognized in the unaudited condensed consolidated financial statements as of March 31, 2022, and material events which occurred subsequently but were not recognized in the unaudited condensed consolidated financial statements. We have concluded that no subsequent events other than the following have occurred that require disclosure:

Funding Agreement Receipts

Pursuant to the Funding Agreements, we received $37.5 million (30% of the Total Funding Commitment) in April 2022, on the first anniversary of the Effective Date. For additional information related to our Funding Agreements, please read Note 5, Financing Liabilities, to these unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report, and the audited consolidated financial statements and accompanying notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2021, or our Annual Report. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the material and other risks that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Overview

Introduction

We are a clinical-stage biopharmaceutical company pursuing a targeted approach to neuroscience that combines a deep understanding of disease-related biology and neurocircuitry of the brain with advanced chemistry and central nervous system, or CNS, target receptor selective pharmacology to discover and design new therapies. We seek to transform the lives of patients through the development of new therapies for neuroscience diseases, including schizophrenia, epilepsy and Parkinson’s disease. We are advancing our extensive and diverse pipeline with numerous clinical trials underway or planned, including three ongoing Phase 3 trials and an open-label extension trial for tavapadon in Parkinson's, two planned Phase 2 trials and a planned open-label extension trial for emraclidine in schizophrenia and an ongoing Phase 2 proof-of-concept trial with an open-label extension trial for darigabat in focal epilepsy. See “—Our Pipeline” below. We have built a highly experienced team of senior leaders and neuroscience drug developers who combine a nimble, results-driven biotech mindset with the proven expertise of large pharmaceutical company experience and capabilities in drug discovery and development.

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

Compound	Disease Area	Discovery	Pre-clinical	Phase 1	Phase 2	Phase 3	Upcoming Milestone	Mechanism
Lead Programs								
Emraclidine	Schizophrenia / Psychosis						Ph. 2 Data 1H 2024	**M4 PAM**
Darigabat	Epilepsy						Ph. 2 Data Mid-Year 2023	**$GABA_A$ α2/3/5 PAM**
Darigabat	Anxiety						Pending	
Tavapadon	Early Parkinson's						Ph. 3 Data 2H 2023	**D1/D5 Strong Partial Agonist**
Tavapadon (adjunct with L-Dopa)	Late Parkinson's						Ph. 3 Data 1H 2023	
CVL-871	Dementia-related Apathy	*Fast Track Designation*					Ph. 2a Data 1H 2023	**D1/D5 Partial Agonist**
Other Programs								
CVL-354	MDD / Substance Use Disorder						Ph. 1 Data	**KOR Antagonist**
CVL-047	MDD / Schizophrenia						Ph. 1 Data	**PDE4 Inhibitor**
M4 Agonist	Schizophrenia / Psychosis						Candidate Selection	**M4 Agonist**
LRRK2 Inhibitor	Parkinson's						Candidate Selection	**LRRK2 Inhibitor**

Our Lead Programs

1.
Emraclidine is a positive allosteric modulator, or PAM, that selectively targets the muscarinic acetylcholine 4 receptor subtype, or M4. In June 2021, we announced positive topline results for a Phase 1b trial of emraclidine in schizophrenia, consisting of Part A, a multiple ascending dose study and Part B, a pharmacodynamic assessment. Emraclidine demonstrated a clinically meaningful and statistically significant improvement in the Positive and Negative Syndrome Scale total score at six weeks and was generally well-tolerated compared with placebo at the two dose levels evaluated in Part B. We plan to initiate two Phase 2 clinical trials in schizophrenia and a 52-week open-label extension trial to begin development of the required safety database by the middle of 2022. Data are expected from the Phase 2 trials in the first half of 2024. In addition, we plan to evaluate the potential of this mechanism in other populations, including psychosis associated with dementia.
2.
Darigabat is a PAM that selectively targets the alpha-2/3/5 subunits of the GABAA receptor. In the second half of 2020, we initiated a Phase 2 proof-of-concept trial, known as REALIZE, in patients with drug-resistant focal onset seizures, or focal epilepsy. Data are expected mid-year 2023 for the Phase 2 proof-of-concept trial in focal epilepsy. In February 2022, we announced positive topline results for a Phase 1 trial of darigabat in acute anxiety in healthy volunteers. Both doses of darigabat demonstrated clinically meaningful and statistically significant anxiolytic activity compared with placebo in this proof-of-principle trial. Darigabat was generally well-tolerated in this trial, with no serious adverse events and no discontinuations in the darigabat cohorts. We intend to pursue development of darigabat in anxiety-related disorders.
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

In March 2022, based on the results of a multiple-dose nonclinical EEG study, we ceased development of CVL-936, our D2/D3 receptor subtype antagonist for the treatment of substance use disorder.

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

We face potential competition from many different sources, including pharmaceutical and biotechnology companies, academic institutions and governmental agencies, as well as public and private research institutions. Many of our competitors are working to develop or have commercialized products similar to those we are developing and have considerable experience in undertaking clinical trials and in obtaining regulatory approval to market pharmaceutical products. Our competitors may also have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products. Other smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Risks and Liquidity

Product development is very expensive and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. We will not generate revenue from product sales unless and until we successfully complete clinical development, are able to obtain regulatory approval for and successfully commercialize the product candidates we are developing or may develop. We currently do not have any product candidates approved for commercial sale. In addition, we operate in an environment of rapid change in technology. We are also dependent upon the services of our employees, consultants, third-party contract research organizations, or CROs, third-party contract manufacturing organizations, or CMOs, and other third-party organizations.

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

We believe that our available financial resources will enable us to fund our operating expense and capital expenditure requirements through at least 12 months from the issuance date of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

In the future, we will require additional capital to meet operational needs and capital requirements. We are eligible to receive up to $125.0 million pursuant to the Funding Agreements (as defined herein), of which approximately $31.1 million and $37.5 million was received in April 2021 and April 2022, respectively. Except for this source of funding, we do not have any committed external source of liquidity. Until such time, if ever, as we can generate substantial product revenue, we will need substantial additional funding to support our continuing operations and pursue our growth strategy, and we may finance our operations through a combination of additional private or public equity offerings, debt financings, collaborations, strategic alliances, marketing, distribution or licensing arrangements with third parties or through other sources of financing. We intend to consider opportunities to raise additional funds through the sale of equity or debt securities when market conditions are favorable for us to do so. However, the trading prices for our common stock and for other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. Similarly, adverse market or macroeconomic conditions could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms or at all. To the extent that we raise additional capital through the sale of private or public equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, obtain funds through arrangement with collaborators on terms unfavorable to us or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of our stockholders.

We have incurred significant operating losses since our inception and, as of March 31, 2022, we had an accumulated deficit of $684.5 million and had not yet generated revenues. We have funded our operations primarily with the net proceeds received from the issuance of preferred stock and common stock, net proceeds from the consummation of our Business Combination (as defined herein) and our Funding Agreements.

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
•
make milestone, royalty or other payments due under the Pfizer License Agreement (as defined herein) and any future in-license or collaboration agreements; and
•
make milestone, royalty or other payments due under the Funding Agreements and any future financing or other arrangements with third parties.

Impact of the Ongoing COVID-19 Pandemic

We are closely monitoring the impact of the ongoing COVID-19 pandemic on all aspects of our business, including how it has impacted and may continue to impact our operations and the operations of our suppliers, vendors and business partners. The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which, despite progress in vaccination efforts, are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19, such as new variants, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines and the extent and effectiveness of actions to contain COVID-19 or treat its impact, including vaccination campaigns and lockdown measures, among others. In addition, recurrences or additional waves of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage were to experience prolonged business shutdowns or other disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.

We have not incurred any significant impairment losses in the carrying values of our assets as a result of the pandemic and we are not aware of any specific related event or circumstance that would require us to revise our estimates. Our estimates of the impact on our business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.

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

We expect our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities both in the near-term and beyond as we continue to invest in activities to develop our product candidates and preclinical programs and as certain product candidates advance into later stages of development. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size, scope and duration of later-stage clinical trials. Furthermore, the process of conducting the necessary clinical trials to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we cannot accurately estimate or know the nature, timing and costs that will be necessary to complete the preclinical and clinical development for any of our product candidates or when and to what extent we may generate revenue from the commercialization and sale of any of our product candidates or achieve profitability.

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

General and Administrative

We expense general and administrative costs as incurred. General and administrative expenses consist primarily of salaries, benefits and equity-based compensation for personnel in executive, finance, human resources, legal and other corporate functions. General and administrative expenses also include legal fees incurred relating to corporate and patent matters, professional fees incurred for auditing, consulting services, market research and commercial planning activities, and insurance costs, facilities-related costs and depreciation expenses.

We estimate and accrue for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from our service providers. We reassess and adjust our accruals as actual costs become known or as additional information becomes available.

We expect our general and administrative expenses will increase both in the near-term and beyond as we continue to build general corporate infrastructure to support the growth of our organization as we expand our research and development organization and initiate pre-commercial activities.

Interest Income, Net

Interest income, net primarily consists of interest earned on our cash, cash equivalents, marketable securities and restricted cash.

Other Income (Expense), Net

Other income (expense), net primarily consists of gains (losses) on the fair value remeasurement of our financing liabilities and gains (losses) on the fair value remeasurement of the private placement warrants through their cashless exercise and settlement in September 2021 as well as amounts for other miscellaneous income and expense unrelated to our core operations.

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

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements or our tax returns. Deferred tax assets and liabilities are determined based on difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2022, we continue to maintain a full valuation allowance against all of our deferred tax assets based on our evaluation of all available evidence.

We file income tax returns in the U.S. federal tax jurisdiction and state jurisdictions and may become subject to income tax audits and adjustments by related tax authorities. Our initial tax return period for U.S. federal income taxes was the 2018 period. We currently remain open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the 2020, 2019 and 2018 tax years. We record reserves for potential tax payments to various tax authorities related to uncertain tax positions. The nature of uncertain tax positions is subject to significant judgment by management and subject to change, which may be substantial. These reserves are based on a determination of whether and how much a tax benefit taken by us in our tax filings or positions is more likely than not to be realized following the resolution of any potential contingencies related to the tax benefit. We develop our assessment of uncertain tax positions, and the associated cumulative probabilities, using internal expertise and assistance from third-party experts. As additional information becomes available, estimates are revised and refined. Differences between estimates and final settlement may occur resulting in additional tax expense. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of our income tax benefit (provision), net. To date, no amounts are being presented as an uncertain tax position.

Results of Operations

The following table summarizes our results of operations:

	For the Three Months Ended March 31,
(In thousands)	2022	2021	Change
Operating expenses:
Research and development	$55,023	$36,561	50%
General and administrative	17,507	14,010	25%
Total operating expenses	72,530	50,571	43%
Loss from operations	(72,530)	(50,571)	43%
Interest income, net	295	15	1867%
Other income (expense), net	3,941	(425)	**
Loss before income taxes	(68,294)	(50,981)	34%
Income tax benefit (provision), net	—	—	—
Net loss	$(68,294)	$(50,981)	34%

** – Not meaningful

Research and Development

The following table summarizes the components of research and development expense:

	For the Three Months Ended March 31,
(In thousands)	2022	2021	Change
Tavapadon	$12,449	$10,871	15%
Emraclidine	9,673	7,115	36%
Darigabat	5,411	5,065	7%
CVL-871	880	1,167	(25)%
Other research and development programs	5,966	2,166	175%
Unallocated	4,427	1,752	153%
Personnel costs	12,211	6,628	84%
Equity-based compensation	4,006	1,797	123%
Total research and development	$55,023	$36,561	50%

For the three months ended March 31, 2022, compared to the same period in 2021, the increase in research and development expense reflects the continued advancement of our tavapadon, emraclidine and darigabat programs as well as increased investment in our preclinical and discovery research efforts. The increase in unallocated costs primarily reflects an increase in certain facilities-related costs following our laboratory becoming operational in the second quarter of 2021. The increase in personnel costs and equity-based compensation reflects the continued growth of our workforce as we expand capabilities to advance our pipeline.

For the three months ended March 31, 2022, expense associated with other research and development programs was reduced by $0.9 million related to the reimbursement of certain research and development costs received from the National Institute of Drug Abuse.

General and Administrative

	For the Three Months Ended March 31,
(In thousands)	2022	2021	Change
General and administrative	$17,507	$14,010	25%

For the three months ended March 31, 2022, compared to the same period in 2021, the increase in general and administrative expense was primarily due to higher personnel costs, including equity-based compensation, as we continued to grow our organization. The increase in general and administrative expense also reflects market research and the initiation of commercial planning activities as well as higher fees and services supporting our ongoing business activities. General and administrative expense for the three months ended March 31, 2021, includes a $2.2 million net charge associated with the departure of certain executives.

Interest Income, Net

	For the Three Months Ended March 31,
(In thousands)	2022	2021	Change
Interest income, net	$295	$15	1867%

Interest income, net primarily consists of interest earned on our cash, cash equivalents, marketable securities and restricted cash. For the three months ended March 31, 2022, compared to the same period in 2021, the increase in interest income, net, reflects a higher average comparable cash, cash equivalent, marketable security, and restricted cash balance and higher returns earned as we began investing in available-for-sale marketable securities in the fourth quarter of 2021.

Other Income (Expense), Net

The following table summarizes other income (expense), net:

	For the Three Months Ended March 31,
(In thousands)	2022	2021	Change
Gain on fair value remeasurement of financing liability, related party	$1,970	$—	**
Gain on fair value remeasurement of financing liability	1,970	—	**
Loss on fair value remeasurement of private placement warrants	—	(424)	**
Other, net	1	(1)	**
Other income (expense), net	$3,941	$(425)	**

** – Not meaningful

For the three months ended March 31, 2022, other income (expense), net primarily reflects net gains recognized on the fair value remeasurement of our financing liabilities associated with the Funding Agreements that were entered into in April 2021. The changes in the fair value remeasurement of our financing liabilities associated with the Funding Agreements were primarily due to the impact of adjustments to our discount rates and credit spread, resulting from increases in the risk-free rate, partially offset by the passage of time.

For the three months ended March 31, 2021, other income (expense), net primarily reflects net losses recognized on the fair value remeasurement of our private placement warrants. The changes in the fair value remeasurement of our private placement warrants were primarily due to changes in the fair values of our common stock and public warrants as well as changes in the volatility implied by the market price of our public warrants. The private placement warrants were cashless exercised and settled in September 2021.

For additional information related to the fair value of our financing liabilities associated with the Funding Agreements, please read Note 5, Financing Liabilities, and Note 6, Fair Value Measurements, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. For additional information on our private placement warrants, please read Note 8, Stockholders’ Equity, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Liquidity and Capital Resources

Sources of Liquidity and Capital

We have incurred significant operating losses since our inception, and we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses totaled $68.3 million and $51.0 million for the three months ended March 31, 2022 and 2021, respectively, and as of March 31, 2022, we had an accumulated deficit of $684.5 million. We have not yet generated revenues.

Our cash, cash equivalents and marketable securities totaled $550.9 million as of March 31, 2022. Until required for use in our business, we typically invest our cash in money market funds and investment grade short to intermediate-term fixed income securities. We attempt to minimize credit risk related to our cash, cash equivalents and marketable securities by maintaining balances in accounts only with accredited financial institutions and maintaining a well-diversified portfolio that limits the amount of exposure as to institution, maturity, and investment type.

On October 27, 2020, ARYA Sciences Acquisition Corp II, or ARYA, completed the acquisition of Cerevel Therapeutics, Inc., a private company, pursuant to the Business Combination Agreement dated July 29, 2020, as amended on October 2, 2020. We refer to this transaction as the Business Combination. Net proceeds from the Business Combination totaled approximately $439.5 million.

Upon closing of the Business Combination, Cerevel Therapeutics, Inc. became a wholly owned subsidiary of ARYA and ARYA was renamed Cerevel Therapeutics Holdings, Inc., and the then existing stockholders of Cerevel Therapeutics, Inc. exchanged their equity interests of Cerevel Therapeutics, Inc. for shares of common stock of Cerevel Therapeutics Holdings, Inc. Prior to the Business Combination, our operations were funded primarily from the issuance of convertible preferred stock, convertible common stock and common stock.

Upon the consummation of the Business Combination, there were 4,983,314 public warrants and 166,333 private placement warrants, or collectively, the warrants, outstanding. Each outstanding warrant of ARYA became one warrant to purchase one share of our common stock. Each whole warrant entitled the holder to purchase one share of our common stock at an exercise price of $11.50 per share. The warrants became exercisable beginning on June 9, 2021. On July 30, 2021, we announced the redemption of all of the outstanding public warrants with a redemption date of August 30, 2021, or the Redemption Date. An aggregate of 4,822,947 public warrants were exercised prior to the Redemption Date for an equal number of shares of our common stock resulting in gross proceeds of approximately $55.5 million. The 160,367 public warrants that remained unexercised following the Redemption Date were redeemed for the redemption price of $0.01 per public warrant. In September 2021, the 166,333 private placement warrants were cashless exercised and settled in exchange for the issuance of 111,426 shares of our common stock.

On April 12, 2021, we entered into a funding agreement, or the NovaQuest Funding Agreement, with NovaQuest Co-Investment Fund XVI, L.P., or NovaQuest, and a funding agreement, or the Bain Funding Agreement, with BC Pinnacle Holdings, LP, or Bain, pursuant to which NovaQuest and Bain will provide up to $125.0 million in funding, or the Total Funding Commitment, to support our development of tavapadon for the treatment of Parkinson’s disease over four years, of which approximately $31.1 million (25% of the Total Funding Commitment, net of $0.2 million of fees incurred by Bain and NovaQuest) was received in April 2021 and $37.5 million (30% of the Total Funding Commitment) was received in April 2022. We refer to the NovaQuest Funding Agreement and the Bain Funding Agreement, collectively, as the Funding Agreements and NovaQuest and Bain, collectively, as the Funding Investors.

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

On November 10, 2021, we entered into an open market sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $250.0 million of our common stock from time-to-time in “at-the-market” offerings, or the ATM Program. As of March 31, 2022, no sales had been made pursuant to the ATM Program.

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

For additional information on risks associated with our substantial capital requirements, please read the sections entitled “—Risks and Liquidity” and “Risk Factors” included elsewhere in this Quarterly Report.

Working Capital

The following table summarizes our total working capital, defined as current assets less current liabilities:

	As of
(In thousands)	March 31, 2022	December 31, 2021	Change
Current assets	$553,550	$578,017	(4)%
Current liabilities	(35,318)	(42,538)	(17)%
Total working capital	$518,232	$535,479	(3)%

The decrease in working capital at March 31, 2022 from December 31, 2021, reflects a net decrease in total current assets of $24.5 million, partially offset by a net decrease in total current liabilities of $7.2 million.

The net decrease in total current assets was primarily driven by cash used in operations and for purchases of property and equipment as discussed in further detail below, partially offset by the reclassification of certain marketable securities from non-current to current assets based on maturity.

The net decrease in current liabilities was primarily due to a reduction in accrued expenses and other liabilities, as discussed in further detail below, and a decrease in accounts payable.

Cash Flows

The following table summarizes our sources and uses of cash:

	For the Three Months Ended March 31,
(In thousands)	2022	2021	Change
Net cash flows used in operating activities	$(67,648)	$(36,418)	86%
Net cash flows used in investing activities	(38,542)	(4,660)	727%
Net cash flows provided by financing activities	2,603	742	251%
Net decrease in cash, cash equivalents and restricted cash	$(103,587)	$(40,336)	157%

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

Net cash flows used in operating activities is derived by adjusting our net loss for:

•
non-cash operating items such as depreciation and amortization, adjustments to operating lease expense, equity-based compensation and amortization of premiums and accretion of discounts on marketable securities;
•
changes in operating assets and liabilities reflecting timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations; and
•
changes in the fair value remeasurement of our financing liabilities and private placement warrants.

For the three months ended March 31, 2022, cash used in operating activities primarily reflects our net loss for the period of $68.3 million, adjusted for net non-cash adjustments totaling $6.1 million and a net change of $5.4 million in our net operating assets and liabilities. Our non-cash adjustments primarily consisted of $8.6 million of equity-based compensation expense, partially offset by the fair value remeasurement of our financing liabilities associated with the Funding Agreements totaling $3.9 million. The net changes in our operating assets and liabilities reflects a decrease in accrued expenses and other liabilities, a decrease in accounts payable and a decrease in prepaid expenses and other current assets. The net decrease in accrued expenses and other liabilities was primarily driven by a decrease in accrued compensation and other personnel costs, partially offset by increases in accruals related to purchases of property and equipment and professional fees and consulting services. The decrease in prepaid expenses and other current assets was primarily due to the recognition of expenses for prepaid insurance premiums, software licenses and advances related to clinical trial services.

For the three months ended March 31, 2021, cash used in operating activities primarily reflects our net loss for the period of $51.0 million, adjusted for net non-cash charges totaling $6.4 million and a net change of $8.1 million in our net operating assets and liabilities. Our non-cash charges primarily consisted of $6.1 million of equity-based compensation expense. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses and other liabilities related to increased external research and development services, partially offset by a decrease in the accrual for employee compensation and personnel costs and an increase in operating lease liabilities resulting from landlord reimbursement for tenant improvements.

Cash Flows Used in Investing Activities

For the three months ended March 31, 2022, net cash used in investing activities reflected $60.2 million used for purchases of marketable securities and $2.2 million used for purchases of property and equipment, partially offset by $23.9 million in maturities and redemptions of marketable securities.

For the three months ended March 31, 2021, cash used in investing activities reflected $4.7 million used for purchases of property and equipment primarily related to the build-out of our Cambridge, Massachusetts headquarters.

Cash Flows Provided by Financing Activities

For the three months ended March 31, 2022, net cash provided by financing activities primarily reflected $2.9 million of proceeds received from the exercise of stock options.

For the three months ended March 31, 2021, net cash provided by financing activities reflected $0.7 million of proceeds received from the exercise of stock options.

Contractual Obligations and Other Commitments

Our contractual obligations primarily consist of our obligations under non-cancellable operating leases, contracts and other purchase obligations. We did not have any debt obligations as of March 31, 2022 or December 31, 2021.

Our most significant contracts relate to agreements with CROs for clinical trials and preclinical studies, CMOs and other service providers for operating purposes, which we enter into in the normal course of business. These contracts are generally cancelable at any time by us following a certain period after notice and therefore, we believe that our non-cancelable obligations under these agreements are not material. In addition, we have obligations with respect to potential future royalties payable, contingent development, regulatory and commercial milestone payments and potential amounts related to uncertain tax positions. The timing and amount of such obligations are unknown or uncertain as of March 31, 2022.

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

Under the Pfizer License Agreement, we are solely responsible for the development, manufacture, regulatory approval and commercialization of compounds and products in the field and we will pay Pfizer tiered royalties on the aggregate net sales during each calendar year, determined on a product-by-product basis, with respect to products under the Pfizer License Agreement, and we may pay potential milestone payments to Pfizer, based on the successful achievement of certain regulatory and commercial milestones. To date, no regulatory or commercial approval milestone payments or royalty payments have been made or become due under this agreement.

For additional information on our Pfizer License Agreement, please read Note 4, Pfizer License Agreement, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Funding Agreements

On April 12, 2021, we entered into the Funding Agreements, pursuant to which we will receive a combined total of up to $125.0 million to support our development of tavapadon for the treatment of Parkinson’s disease, of which approximately $31.1 million (25% of the Total Funding Commitment, net of $0.2 million of fees incurred by Bain and NovaQuest) was received in April 2021 and $37.5 million (30% of the Total Funding Commitment) was received in April 2022. In return, we agreed to pay to NovaQuest and Bain significant regulatory milestone, sales milestone and royalty payments upon approval of tavapadon by the FDA that collectively will not exceed $531.3 million. In addition, we have the option to satisfy our payment obligations to NovaQuest and Bain upon the earlier of FDA approval or May 1, 2025, by paying an amount equal to the Total Funding Commitment multiplied by an initial factor of 3.00x. This factor will increase ratably over time up to a maximum of 4.25x, less amounts previously paid to NovaQuest and Bain.

For additional information related to our Funding Agreements, please read Note 5, Financing Liabilities, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Management Agreement

In connection with the Business Combination, we entered into a management agreement with Bain Capital Private Equity, LP and Bain Capital Life Sciences, LP, providing for the expense reimbursement and indemnification of such entities. To date, no amounts have been incurred under the management agreement.

Contract Research and Manufacturing Organizations

As of March 31, 2022 and December 31, 2021, we recorded accrued expenses of approximately $13.5 million and $12.2 million, respectively, in our condensed consolidated balance sheets for expenditures incurred by CROs and CMOs.

Tax Related Obligations

To date, we have not recognized any reserves related to uncertain tax positions. As of March 31, 2022 and December 31, 2021, we had no accrued interest or penalties related to uncertain tax positions.

Off-balance sheet arrangements

We have not entered into any off-balance sheet arrangements and do not have holdings in any variable interest entities.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.

The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our most critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report, and a discussion of some of the significant estimates and assumptions made in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report is set forth in Note 3, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. There have been no material changes to our critical accounting policies and estimates described in our Annual Report.

Recent Accounting Pronouncements

For a discussion of new accounting standards and their expected impact on our consolidated financial statements or disclosures, please read Note 3, Recent Accounting Guidance, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities, which are affected by changes in the general level of U.S. interest rates, including recent changes resulting from the impact of the ongoing COVID-19 pandemic. We had cash, cash equivalents and marketable securities of $550.9 million and $618.0 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, these balances consisted of bank deposits, highly liquid money market funds and investment grade short to intermediate-term fixed income securities.

Interest Rate Sensitivity

The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of March 31, 2022, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $2.0 million to our interest rate sensitive instruments. As of December 31, 2021, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $2.7 million to our interest rate sensitive instruments. Historical fluctuations in interest rates have not been significant for us.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required with respect to this item can be found in Note 12, Legal Proceedings, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and is incorporated by reference into this Item 1.

In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with the other information in this Quarterly Report, including our consolidated financial statements and the related notes included in this Quarterly Report and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our securities. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which event the market price of our common stock could decline, and you could lose part or all of your investment. Unless otherwise indicated, reference in this section and elsewhere in this Quarterly Report to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, the business, reputation, financial condition, results of operations, revenue and our future prospects. The material and other risks and uncertainties summarized elsewhere in this Quarterly Report and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Business

The successful development of pharmaceutical products is highly uncertain.

Successful development of pharmaceutical products is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

•
clinical trial results may show the product candidates to be less effective than expected (for example, a clinical trial could fail to meet its primary or key secondary endpoint(s)) or have an unacceptable safety or tolerability profile;
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

Even if we are successful in obtaining marketing approval, commercial success of any approved products will also depend in large part on the availability of coverage and adequate reimbursement from third-party payors, including government payors such as the Medicare and Medicaid programs and managed care organizations in the United States or country-specific governmental organizations in foreign countries, which may be affected by existing and future healthcare reform measures designed to reduce the cost of healthcare. Third-party payors could require us to conduct additional studies, including post-marketing studies related to the cost effectiveness of a product, to qualify for reimbursement, which could be costly and divert our resources. If government and other healthcare payors were not to provide coverage and adequate reimbursement for our products once approved, market acceptance and commercial success would be reduced.

In addition, if any of our product candidates receive marketing approval, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration, and will need to continue to comply (or ensure that our third-party providers comply) with current Good Manufacturing Practices, or cGMPs, and Good Clinical Practices, or GCPs, for any clinical trials that we conduct post-approval. In addition, there is always the risk that we, a regulatory authority or a third party might identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements is costly, and any failure to comply or other issues with our product candidates post-approval could adversely affect our business, financial condition and results of operations.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date, nor do we expect to generate any revenue from product sales for the next few years, if ever. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $68.3 million and $51.0 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $684.5 million and had not yet generated revenues. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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
•
our receipt of additional funding from the Funding Investors under the Funding Agreements;

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

We believe that our available financial resources will enable us to fund our operating expense and capital expenditure requirements through at least 12 months from the issuance date of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Due to the significant resources required for the development of our product candidates, we must decide which product candidates to pursue and advance and the amount of resources to allocate to each. For instance, in March 2022, based on the results of a multiple-dose nonclinical EEG study, we ceased development of CVL-936, our D2/D3 receptor subtype antagonist for the treatment of substance use disorder. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial products and may divert resources away from better opportunities. If we make incorrect determinations regarding the viability or market potential of any of our product candidates or misread trends in the pharmaceutical industry, in particular for disorders of the brain and nervous system, our business, financial condition and results of operations could be materially and adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interest of our stockholders may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. In addition, royalty-based financing or debt financing, if available, may result in our relinquishing rights to valuable future revenue streams or fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management team and may divert a disproportionate amount of our attention away from day-to-day activities, which may adversely affect our management team’s ability to oversee the development of our product candidates.

If we raise additional capital through collaborations, strategic alliances or marketing, distribution or licensing arrangements, or royalty-based financings with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional capital when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, obtain capital through arrangement with collaborators on terms unfavorable to us or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of our stockholders.

Covenants in our Funding Agreements place restrictions on our operating and financial flexibility and if we do not effectively manage our covenants, our financial condition and results of operations could be adversely affected.

In April 2021, we entered into the Funding Agreements pursuant to which the Funding Investors committed to provide funding to support our development of tavapadon for the treatment of Parkinson’s disease. The Funding Agreements impose various diligence, milestone payment, royalty payment and other obligations on us. Pursuant to the Funding Agreements, we are required to comply with various covenants relating to the conduct of our business and the development and commercialization of tavapadon, including obligations to use commercially reasonable efforts to develop and commercialize tavapadon in the United States and certain limits on our ability to incur indebtedness, create or incur liens or dispose of assets. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might otherwise be advantageous to us and our stockholders.

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
•
delays in submitting an Investigational New Drug, or IND, application or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial or a suspension or termination, or hold, of a clinical trial once commenced;

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
•
delays and changes in regulatory requirements, policies and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our therapies in particular; or
•
varying interpretations of data by the FDA, EMA and comparable foreign regulatory authorities.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining regulatory approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. The time required to obtain approval by the FDA and comparable foreign authorities is inherently unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For instance, jurisdictions outside of the United States, such as the European Union or Japan, may have different requirements for regulatory approval, which may require us to conduct additional clinical, nonclinical or chemistry, manufacturing and control studies. To date, we have not submitted an NDA to the FDA or similar drug approval submissions to comparable foreign regulatory authorities for any product candidate. We must complete additional preclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals.

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

The general approach for FDA approval of a new drug is dispositive data from two or more adequate and well-controlled clinical trials of the product candidate in the relevant patient population. Adequate and well-controlled clinical trials typically involve a large number of patients, have significant costs and take years to complete. The FDA or other regulatory authorities may disagree with us about whether a clinical trial is adequate and well-controlled or may request that we conduct additional clinical trials prior to regulatory approval. In addition, there is no assurance that the doses, endpoints and trial designs that we intend to use for our planned clinical trials, including those that we have developed based on feedback from regulatory agencies or those that have been used for the approval of similar drugs, will be acceptable for future approvals. For example, while we have designed our registration-directed Phase 3 program for tavapadon after receiving input and feedback from the FDA, there can be no assurance that the design of our planned clinical trials will be satisfactory to the FDA or that the FDA will not require us to modify our trials or conduct additional testing, or that completing these trials will result in regulatory approval. See the section entitled “Business—Our Lead Programs—Tavapadon—Our Solution–Tavapadon—Ongoing Clinical Trials—TEMPO-1: Phase 3 Fixed-Dose Early-Stage Parkinson’s Trial” in our Annual Report for a description of our discussions with the FDA regarding the proposed primary endpoint of our Phase 3 trials of tavapadon in early-stage Parkinson’s. Even if our Phase 3 clinical trials in early-stage Parkinson’s achieve their primary endpoint, there can be no assurance that the FDA will find them sufficient to support approval if, for example, the FDA determines the contribution of the MDS-UPDRS Part II score to the primary endpoint results to be inadequate. Our Phase 2 early-stage Parkinson’s trial of tavapadon did not use the MDS-UPDRS Part II score as a primary endpoint and was therefore not powered to show a statistically significant difference from placebo for this measure. In addition, based on our end-of-Phase 2 meeting with the FDA where we presented single-dose electrocardiogram, or ECG, multiple-dose ECG and a model-based analysis of Phase 1 data, we plan to collect time-matched pharmacokinetic and ECG measures in a subset of patients as a sub-study in our planned Phase 3 fixed-dose early-stage Parkinson’s trial. However, there can be no assurance that we will not be required to conduct additional testing on the safety and tolerability of tavapadon, including with respect to arrhythmia. Additionally, we are developing CVL-871 for the treatment of dementia-related apathy. There are no currently approved therapies for dementia-related apathy, and we may experience challenges in defining this indication. There are limited precedents for trial design, trial endpoints and regulatory pathway for this indication, which may make clinical development and regulatory approval of CVL-871 more challenging.

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

Business interruptions resulting from the ongoing COVID-19 pandemic or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. We are closely monitoring the impact of the ongoing COVID-19 pandemic on all aspects of our business, including how it has impacted and may continue to impact our operations and the operations of our suppliers, vendors and business partners.

For instance, the continued spread of COVID-19 has impacted and may further impact our clinical trials or preclinical studies. The onset of the COVID-19 pandemic caused brief pauses in patient screening and enrollment in our Phase 3 trials of tavapadon for the treatment of Parkinson’s (which we subsequently resumed in the second half of 2020), and we remain particularly vigilant about patient safety given the elderly nature of this population. While we have taken measures to revise clinical trial protocols to allow for remote visits, including home delivery of study medication, home health care visits to collect safety data and telemedicine visits to collect clinician-based trial assessments, such measures may not be sufficient to prevent missing data from impacting trial outcomes or delays in enrollment and trial completion caused by COVID-19. The primary endpoint in our early-stage Parkinson’s trials is based, in part, on a physical assessment of motor symptoms performed by a clinician, which cannot be completed remotely, and, if a substantial number of subjects are unable to complete in-person assessments, the completeness and interpretability of the data that we are able to collect from these trials or our other clinical trials would be impacted, which may create data integrity challenges, require changes to the statistical analysis plan, require the enrollment of additional subjects or otherwise negatively affect our ability to use such data to obtain regulatory approval. Similarly, if patients are reluctant to participate in our trials due to fears of COVID-19 infection resulting from regular visits to a healthcare facility or unable to comply with clinical trial protocols due to quarantines or travel restrictions that impede patient movement or interrupt healthcare services, we may not be able to meet our current trial completion timelines.

In addition, COVID-19 may impact our ability to retain principal investigators and site staff for our clinical trials as healthcare providers may have heightened exposure to COVID-19 or may be impacted due to prioritization of hospital resources toward the pandemic and restrictions on travel. Our clinical trial sites may be located in geographies that are disproportionately affected by the COVID-19 pandemic or actions taken by governmental and health authorities to address the pandemic. Furthermore, as a result of supply chain, labor market and other disruptions driven by the pandemic, COVID-19 may also negatively affect our operations or the operations of our vendors, suppliers and business partners, including the third-party contract research organizations, or CROs, and other vendors that we rely upon to carry out our clinical trials or the operations of our third-party manufacturers and other suppliers, which could result in delays or disruptions in the supply of our product candidates. Any negative impact COVID-19 has on patient enrollment, site staffing or treatment or the timing and execution of our clinical trials could cause costly delays to our clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business and financial results. COVID-19 has also caused volatility in the global financial markets, including growing inflationary headwinds, which may negatively affect our ability to raise additional capital on attractive terms or at all.

The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which, despite progress in vaccination efforts, are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19, such as new variants, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines and the extent and effectiveness of actions to contain COVID-19 or treat its impact, including vaccination campaigns and lockdown measures, among others. In addition, recurrences or additional waves of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage were to experience prolonged business shutdowns or other disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.

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

The results observed from preclinical studies or early-stage clinical trials of our product candidates may not necessarily be predictive of the results of later-stage clinical trials that we conduct. Similarly, positive results from such preclinical studies or early-stage clinical trials may not be replicated in our subsequent preclinical studies or clinical trials. For instance, while darigabat demonstrated anti-epileptic activity similar to lorazepam, a commonly prescribed benzodiazepine, or BZD, in a Phase 2 photoepilepsy trial, only seven patients were treated with darigabat in that trial and we may not be able to replicate the observed results from that trial in our ongoing Phase 2 proof-of-concept trial in focal epilepsy. Similarly, while darigabat demonstrated anxiolytic effects in a model of carbon dioxide inhalation that is associated with symptoms of anxiety/panic in healthy participants, we may not be able to replicate these results in patients with anxiety disorders. Furthermore, our product candidates may not be able to demonstrate similar activity or adverse event profiles as other product candidates that we believe may have similar profiles. For instance, although they both activate muscarinic receptors, in later-stage trials, emraclidine may not be able to replicate the anti-psychotic benefit observed in prior clinical trials of xanomeline.

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
•
we may have to amend clinical trial protocols submitted to regulatory authorities or conduct additional studies to reflect changes in regulatory requirements or guidance, which may be required to resubmit to an IRB and regulatory authorities for re-examination;
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

Our failure to successfully initiate and complete clinical trials and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates would significantly harm our business. Our product candidate development costs will also increase if we experience delays in testing or regulatory approvals and we may be required to obtain additional funds to complete clinical trials. Delays in our development of tavapadon in the United States could also prevent us from, or delay us in, receiving additional payments under the Funding Agreements, as well as put us in potential breach of our development and commercialization obligations under the Funding Agreements. We cannot assure you that our clinical trials will begin as planned or be completed on schedule, if at all, or that we will not need to restructure or otherwise modify our trials after they have begun. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of our product candidates.

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
•
our ability to access sufficient, reliable and affordable supplies of materials used to manufacture our product candidates;
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

Patient enrollment is affected by many factors, including:

•
the effects of the ongoing COVID-19 pandemic on our ability to recruit and retain patients, including as a result of potential heightened exposure to COVID-19, prioritization of hospital resources toward the pandemic and unwillingness by patients to enroll or comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services;
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

For instance, we are currently evaluating darigabat in a Phase 2 proof-of-concept trial in focal epilepsy. The recent approval and increased uptake of certain partial-onset seizure treatments, which are contraindicated in our darigabat Phase 2 proof-of-concept focal epilepsy trial, as well as patients not meeting the necessary seizure frequency requirements and COVID-19 disruptions at the clinical trial sites, have impacted our expected timeline for this trial, for which data is now expected mid-year 2023. Because certain of the prior clinical trials of our product candidates were terminated prior to the conclusion of the trial, we may experience challenges in recruiting principal investigators and patients to participate in ongoing and future clinical trials for such product candidates if we are unable to sufficiently demonstrate the potential of such product candidates to them. In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Furthermore, if significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our trials and patients may drop out of our trials. Finally, business disruptions, including those relating to natural disasters, geopolitical incidents or macroeconomic conditions, may disrupt our clinical trials. For instance, our Phase 3 TEMPO program of tavapadon in Parkinson’s includes less than 10% of our clinical sites located in Ukraine, and, while we do not currently believe our clinical trial timelines are materially impacted, as a result of the war in Ukraine, we are not enrolling any new patients at those clinical sites at this time. The ongoing conflict has impacted and may further impact our ability to collect and interpret data from patients who were enrolled at those clinical sites. We will continue to closely monitor the rapidly evolving geopolitical situation in Ukraine and its impact on our clinical trial operations and timelines.

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

Undesirable side effects have been observed in our product candidates to date. For example, in clinical trials of tavapadon, a dose-dependent increase in the frequency of nausea and headache was observed, with nausea, vomiting, dyskinesia, fall, fatigue, sleep disorder and tremors being the most common adverse events leading to discontinuation of tavapadon. In clinical trials of emraclidine, some moderate treatment-emergent increases in heart rate and blood pressure were observed following single doses of emraclidine (>10 mg), which may be due to emraclidine’s activity on the M4 receptor subtype and its subsequent reduction of striatal dopamine levels. These observed cardiovascular changes were asymptomatic and transient in nature, generally peaking within one to four hours following an oral dose before being generally resolved within 24 hours without intervention. In our Phase 1b trial of emraclidine, modest asymptomatic elevations in blood pressure and heart rate were observed with emraclidine compared to placebo, which decreased over time. Placebo-adjusted heart rate changes two hours post-dose at week six were 4.4 and 5.3 beats per minute for the emraclidine 30 mg once-daily and 20 mg twice-daily groups, respectively. The average blood pressure changes at week six for both emraclidine cohorts showed no clinically meaningful differences versus placebo.

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
•
the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe any future products;
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

As of December 31, 2021, we had U.S. federal net operating loss carryforwards totaling $406.2 million, all of which have an indefinite carryforward period. As of December 31, 2021, we had state net operating loss carryforwards totaling $390.9 million which begin to expire in 2031, with substantially all such net operating loss carryforwards beginning to expire in 2038. As of December 31, 2021, we also had U.S. federal and state research and development tax credit carryforwards of $10.8 million and $1.7 million, respectively, which expire at various dates through 2041 for federal purposes and 2036 for state purposes. The net operating losses which are limited in life and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the U.S. Internal Revenue Code, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. If we determine that an ownership change has occurred and our ability to use our historical NOLs or credits is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. Section 382 and 383 of the Code would apply to all net operating loss and tax credit carryforwards, whether the carryforward period is indefinite or not.

Furthermore, our ability to utilize our historical NOLs or credits is conditioned upon us attaining profitability and generating U.S. federal and state taxable income. We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our historical NOLs or credits that may be subject to limitation by Sections 382 and 383 of the Code.

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

As of March 31, 2022, we had 228 full-time employees. Our focus on the development of multiple initial product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. If we are not able to effectively expand our organization by hiring new employees, our clinical trials may be delayed or terminated, we may not be able to successfully execute the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our development and commercialization goals.

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

We were previously an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, and a "smaller reporting company" as defined in Rule 12b-2 under the Exchange Act. As such, we were eligible for and took advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies and/or smaller reporting companies, including (1) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (2) the exemptions from say-on-pay and say-on-frequency voting requirements, (3) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (4) the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act.

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

As of March 31, 2022, Bain Investor and Pfizer own, collectively, approximately 59.4% of the outstanding shares of our common stock. Furthermore, so long as they own certain specified amounts of our equity securities, Bain Investor and Pfizer have certain rights to nominate our directors. As long as such entities each own or control a significant percentage of outstanding voting power, they will have the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Some or all of these entities may have interests different than yours. For example, because these entities acquired their shares at prices substantially below the price at which other stockholders may have purchased shares or have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

Our Amended and Restated Registration and Shareholder Rights Agreement provides that the doctrine of corporate opportunity does not apply with respect to certain of our stockholders, directors, non-voting observers or certain of their affiliates who are not our or our subsidiaries’ full-time employees.

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

Pursuant to the Amended and Restated Registration and Shareholder Rights Agreement, dated October 27, 2020, by and between us and the other parties thereto, as amended by a waiver dated as of January 20, 2021, to the fullest extent permitted by law, the doctrine of corporate opportunity and any analogous doctrine does not apply to (1) Bain Investor, Pfizer, ARYA Sciences Holdings II and Perceptive Life Sciences Master Fund Ltd, (2) any member of our board of directors, non-voting observer or any officer who is not our or our subsidiaries’ full-time employee or (3) any affiliate, partner, advisory board member, director, officer, manager, member or shareholder of Bain Investor, Pfizer, ARYA Sciences Holdings II or Perceptive Life Sciences Master Fund Ltd who is not our or our subsidiaries’ full-time employee (any such person listed in (1), (2) or (3) being referred to herein as an External Party). Therefore, we have renounced any interest or expectancy in, or being offered an opportunity to participate in, business opportunities that are from time to time presented to any External Party.

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

Our certificate of incorporation and bylaws, and Delaware law, contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our certificate of incorporation and bylaws, and the General Corporation Law of the state of Delaware, or the DGCL, contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors or depress the trading price of shares of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, our certificate of incorporation and bylaws include provisions:

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws, (4) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws or (5) any action asserting a claim against us governed by the internal affairs doctrine; provided, however, that the foregoing provisions will not apply to any claims arising under the Exchange Act or the Securities Act. Our bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act. In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to these forum provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

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

Any of the third-party organizations we utilize may terminate their engagements with us under certain circumstances. The replacement of an existing CRO or other third party may result in the delay of the affected trials or otherwise adversely affect our efforts to obtain regulatory approvals and commercialize our product candidates. Although we believe we have diversified our risk by engaging a number of CROs and other third-party organizations and there are a number of other CROs we could engage to continue these activities, we may not be able to enter into alternative arrangements or do so on commercially reasonable terms. In addition, while we believe there may be suitable replacements for one or more of these service providers, there is a natural transition period when a new service provider begins work. As a result, delays may occur, which could negatively impact our ability to meet our expected clinical development timelines and harm our business, financial condition and prospects.

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

Under the Funding Agreements, while the Funding Investors agreed to provide up to an additional approximately $31.3 million and $25.0 million on the second and third anniversaries of the effective date of the Funding Agreements, respectively, such payments are subject to certain customary funding conditions, and, if those funding conditions are not satisfied or waived, we would not receive such payments. The Funding Investors may also suspend their obligation to make payments to us following the occurrence of enumerated events such as an uncured material breach, a material adverse effect (which includes certain adverse developments related to the development and regulatory approval of tavapadon) or a bankruptcy event. The Funding Investors’ obligation to make development payments will resume upon their notice to us that the condition allowing them to suspend payments has been resolved or cured to their reasonable satisfaction. The Funding Investors may terminate their obligation to make any further development payments if such condition is not resolved or cured within 12 months. If the Funding Investors’ payment obligations terminate in these circumstances, we will remain obligated to make the milestone and royalty payments contemplated in the Funding Agreements to the Funding Investors in the event we nonetheless receive FDA approval for tavapadon and commercialize tavapadon in the United States. Our ability to receive payments under the Funding Agreements also depends on the ability of the Funding Investors to meet their funding commitments. If we do not receive additional payments under the Funding Agreements, our business, results of operations, cash flows and financial condition could be adversely affected.

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

Our use of third parties to manufacture our product candidates may increase the risk that we will not have sufficient quantities of our product candidates, raw materials, active pharmaceutical ingredients, or APIs, or drug products when needed or at an acceptable cost.

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

Even if we are able to establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•
the failure of the third-party manufacturer to comply with applicable regulatory requirements and reliance on third parties for manufacturing process development, regulatory compliance and quality assurance;
•
manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreement between us;
•
limitations on supply availability resulting from capacity and scheduling constraints of third parties;
•
the possible breach of manufacturing agreements by third parties because of factors beyond our control;
•
the possible termination or non-renewal of the manufacturing agreements by the third party, at a time that is costly or inconvenient to us; and
•
the possible misappropriation of our proprietary information, including our trade secrets and know-how.

If we do not maintain our key manufacturing relationships, we may fail to find replacement manufacturers or develop our own manufacturing capabilities, which could delay or impair our ability to obtain regulatory approval for our product candidates. If we do find replacement manufacturers, we may not be able to enter into agreements with them on terms and conditions favorable to us and there could be a substantial delay before new facilities could be qualified and registered with the FDA and other foreign regulatory authorities.

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

Some of our manufacturers are located outside of the United States. There is currently significant uncertainty about the future relationship between the United States and various other countries, including China, with respect to trade policies, treaties, government regulations and tariffs. Increased tariffs could potentially disrupt our existing supply chains and impose additional costs on our business. Additionally, it is possible further tariffs may be imposed that could affect imports of APIs used in our product candidates, or our business may be adversely impacted by retaliatory trade measures taken by China or other countries, including restricted access to such raw materials used in our product candidates. Given the unpredictable regulatory environment in China and the United States and uncertainty regarding how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, further governmental action related to tariffs, additional taxes, regulatory changes or other retaliatory trade measures in the future could occur with a corresponding detrimental impact on our business and financial condition.

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

We have received a notice of award for cooperative grant funding from the National Institute on Drug Abuse, or NIDA, to support the development of CVL-354 in opioid use disorder. To fund a portion of our future research and development programs, we may apply for additional grant funding from NIDA or other governmental agencies. However, funding by these governmental agencies may be significantly reduced or eliminated in the future for a number of reasons. For example, some programs are subject to a yearly appropriations process in Congress. In addition, we may not receive full funding under current or future grants because of budgeting constraints of the agency administering the program or unsatisfactory progress on the study being funded. Therefore, we cannot assure you that we will receive any future grant funding from any government agencies, or, that if received, we will receive the full amount of the particular grant award. Any such reductions could delay the development of our product candidates.

Moreover, any intellectual property rights generated through the use of U.S. government funding are subject to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if the government determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations, which we refer to as march-in rights. The U.S. government also has the right to take title to these inventions if we fail, or the applicable licensor fails, to disclose the invention to the government, elect title, and file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us, or the applicable licensor, to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible.

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
•
HIPAA, as further amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose certain requirements on certain covered healthcare providers, health plans and healthcare clearinghouses, as well as their respective business associates, independent contractors or agents of covered entities, that perform services for them that involve the use, creation, maintenance, receipt or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there are additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances to which we may be subject and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
•
the U.S. federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act and its implementing regulations, which require applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments or other transfers of value made to physicians, nurse practitioners, certified nurse anesthetists, physician assistants, clinical nurse specialists, and certified nurse midwives as well as teaching hospitals and to disclose ownership and investment interests held by physicians and their immediate family members;
•
federal government price reporting laws, which require manufacturers to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•
many state laws that govern the privacy of personal information in specified circumstances. For example, in California, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the sale of personal information, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are currently exempt from the CCPA, other personal information collection practices may be subject to the CCPA and possible changes to the CCPA may broaden its scope.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. Privacy and data protection laws from outside of the United States, including, for example, the European Union General Data Protection Regulation, or GDPR, also govern the privacy and security of personal information, including health information in some circumstances, and many of these laws differ from each other in significant ways, thus complicating compliance efforts. In addition, in the United States, there are a number of states that have enacted laws that govern the privacy and security of personal information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties.

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates, once approved. Patients are unlikely to use our product candidates, once approved, unless coverage is provided and reimbursement is adequate to cover a significant portion of their cost. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

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

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example, (1) changes to our manufacturing arrangements, (2) additions or modifications to product labeling, (3) the recall or discontinuation of our products or (4) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

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

Since March 2020, when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations and risk management methods to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances a complete response letter or defer action on the application until an inspection can be completed. During the ongoing COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

In addition, in some foreign countries, including the European Economic Area, or the EEA, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU Member States have the option to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced EU Member States, can further reduce prices. An EU Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales and the potential profitability of any of our product candidates in those countries would be negatively affected.

We are subject to evolving global data protection laws and regulations, which may require us to incur substantial compliance costs, and any failure or perceived failure by us to comply with such laws and regulations may harm our business and operations.

The global data protection landscape is rapidly evolving, and we may be or become subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, transfer, security and processing of personal data, such as information that we collect about participants and healthcare providers in connection with clinical trials. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, which may create uncertainty in our business, affect our or our service providers’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal data, result in liability or impose additional compliance or other costs on us. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. For example, states, such as California, Virginia and Colorado, have recently enacted consumer privacy laws that grant rights to data subjects and places privacy and security obligations on entities handling personal data of consumers or households. While we are not currently subject to laws such as the CCPA, some observers note that the CCPA and similar legislation could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.

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

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. We are and may in the future become a party to license agreements pursuant to which we in-license key intellectual property for our product candidates and their use. Soon after we began our operations in July 2018, we entered into the Pfizer License Agreement pursuant to which we in-licensed substantially all of our current product candidates and the patents and patent applications related to them. The Pfizer License Agreement excludes the field of treatment of prevention, diagnosis, control and maintenance of inflammatory bowel diseases and disorders in humans by compounds or products exerting a therapeutic effect on Leucine-Rich Repeat Kinase 2, or the LRRK2 field, which is retained by Pfizer. The Pfizer License Agreement imposes various diligence, milestone payments, royalty, insurance and other obligations on us. For example, under the terms of the Pfizer License Agreement, we are obligated to use commercially reasonably efforts to develop and seek regulatory approval for each of the product candidates licensed to us in certain designated countries. If we fail to comply with any of these obligations, Pfizer may have the right to terminate the Pfizer License Agreement, in which event we would not be able to develop or market our product candidates covered by such licensed intellectual property. Upon Pfizer’s termination of the Pfizer License Agreement for our material breach or either party’s termination for bankruptcy, insolvency or other similar proceeding or force majeure, we would grant Pfizer an exclusive, sublicensable, royalty-free, worldwide, perpetual license under certain intellectual property we develop during the term of the Pfizer License Agreement. Any termination of our existing or future licenses could result in the loss of significant rights and would cause material adverse harm to our ability to commercialize our product candidates. See the section entitled “Business—Pfizer License Agreement” in our Annual Report for additional information.

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

Generally, conducting clinical trials and other development activities in the United States is protected under the Safe Harbor exemption as set forth in 35 U.S.C. §271. If and when any of our product candidates are approved by the FDA, third parties may then seek to enforce their U.S. patents by filing a patent infringement lawsuit against us. While we may believe that any claims of such patents that could otherwise materially adversely affect commercialization of our product candidates, if approved, and of which we are now aware, are not valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof.

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

Third parties may also choose to challenge the patentability of claims in our U.S. patents by requesting that the USPTO review the patent claims in an ex-parte re-examination, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. Third parties may also choose to challenge our patents in patent opposition proceedings in the European Patent Office, or EPO, or similar proceedings in other foreign patent offices. The costs of these opposition or nullity proceedings could be substantial and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent offices, then our patents may be cancelled or narrowed in scope.

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

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees and directors under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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
•
material and adverse impact of the ongoing COVID-19 pandemic on the markets and the broader global economy;
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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101.*)

* Filed or furnished herewith.

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

CEREVEL THERAPEUTICS HOLDINGS, INC.

Date: May 10, 2022	By:	/s/ N. Anthony Coles
N. Anthony Coles
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Mark Bodenrader
Mark Bodenrader
Interim Chief Financial Officer (Principal Financial Officer)