Form 10-Q
period 2022-06-30
Cerevel Therapeutics Holdings, Inc.
filed 2022-08-01
CIK 1805387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 25, 2022, the registrant had 148,501,958 shares of common stock, par value $0.0001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, or this Quarterly Report, may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” “can” or the negative of these terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:

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

This Quarterly Report contains summaries of certain provisions contained in some of the documents described herein, but reference is made to the actual documents for complete information. All of the summaries are qualified in their entirety by the actual documents. Copies of some of the documents referred to herein have been filed as exhibits to this Quarterly Report. Unless the context otherwise requires, reference in this Quarterly Report to the terms “Cerevel,” “the Company,” “we,” “us,” “our,” and similar designations refer to Cerevel Therapeutics Holdings, Inc. and, where appropriate, our consolidated subsidiaries.

We may from time to time provide estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information reflected in this Quarterly Report. Unless otherwise expressly stated, we obtained this industry, business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources, in some cases applying our own assumptions and analysis that may, in the future, prove not to have been accurate.

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

The risks described above should be read together with the text of the full risk factors discussed in the section entitled “Risk Factors” and the other information set forth in this Quarterly Report, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission, or the SEC. The risks summarized above or described in full elsewhere in this Quarterly Report are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and per share data)

(Unaudited)

	As of
	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$138,218	$193,018
Marketable securities	392,990	372,670
Prepaid expenses and other current assets	8,933	12,329
Total current assets	540,141	578,017
Marketable securities	—	52,269
Property and equipment, net	29,314	28,449
Operating lease assets	22,573	23,251
Restricted cash	1,867	4,200
Other long-term assets	2,762	2,733
Total assets	$596,657	$688,919
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,008	$11,298
Accrued expenses and other current liabilities	43,063	28,803
Operating lease liabilities, current portion	2,672	2,437
Total current liabilities	56,743	42,538
Operating lease liabilities, net of current portion	32,688	34,110
Financing liability, related party (Notes 5 and 6)	27,205	16,770
Financing liability (Notes 5 and 6)	27,205	16,770
Other long-term liabilities	2	2
Total liabilities	143,843	110,190
Commitments and contingencies (Notes 12 and 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value: 500,000,000 shares authorized; 148,395,282 and 147,719,523 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	15	15
Additional paid-in capital	1,219,820	1,195,944
Accumulated other comprehensive income (loss)	7,988	(986)
Accumulated deficit	(775,009)	(616,244)
Total stockholders’ equity	452,814	578,729
Total liabilities and stockholders’ equity	$596,657	$688,919

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share amounts and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$72,539	$37,294	$127,562	$73,855
General and administrative	20,467	13,216	37,974	27,226
Total operating expenses	93,006	50,510	165,536	101,081
Loss from operations	(93,006)	(50,510)	(165,536)	(101,081)
Interest income, net	667	10	962	25
Other income (expense), net	1,868	(2,739)	5,809	(3,164)
Loss before income taxes	(90,471)	(53,239)	(158,765)	(104,220)
Income tax benefit (provision), net	—	—	—	—
Net loss	$(90,471)	$(53,239)	$(158,765)	$(104,220)
Net loss per share, basic and diluted	$(0.61)	$(0.42)	$(1.07)	$(0.82)
Weighted-average shares used in calculating net loss per share, basic and diluted	148,295,716	127,482,127	148,141,180	127,354,540

Comprehensive loss:
Net loss	$(90,471)	$(53,239)	$(158,765)	$(104,220)
Other comprehensive income (loss)
Changes in fair value attributable to instrument-specific credit risk	9,554	—	10,830	—
Unrealized gains (losses) on securities available-for-sale	(232)	—	(1,856)	—
Total other comprehensive income (loss)	9,322	—	8,974	—
Comprehensive loss	$(81,149)	$(53,239)	$(149,791)	$(104,220)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2021	147,719,523	$15	$1,195,944	$(986)	$(616,244)	$578,729
Issuance of common stock under equity incentive plans related to vesting of RSUs	14,270	—	—	—	—	—
Issuance of common stock under equity incentive plans related to exercise of options	449,005	—	2,854	—	—	2,854
Equity-based compensation expense	—	—	8,558	—	—	8,558
Other comprehensive loss	—	—	—	(348)	—	(348)
Net loss	—	—	—	—	(68,294)	(68,294)
Balance at March 31, 2022	148,182,798	$15	$1,207,356	$(1,334)	$(684,538)	$521,499
Issuance of common stock under equity incentive plans related to vesting of RSUs	14,270	—	—	—	—	—
Issuance of common stock under equity incentive plans related to exercise of options	160,623	—	1,471	—	—	1,471
Issuance of common stock under equity incentive plans related to ESPP	37,591	—	845	—	—	845
Equity-based compensation expense	—	—	10,148	—	—	10,148
Other comprehensive income	—	—	—	9,322	—	9,322
Net loss	—	—	—	—	(90,471)	(90,471)
Balance at June 30, 2022	148,395,282	$15	$1,219,820	$7,988	$(775,009)	$452,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2020	127,123,954	$13	$775,417	$—	$(390,910)	$384,520
Issuance of common stock under equity incentive plans related to vesting of RSUs	14,270	—	—	—	—	—
Issuance of common stock under equity incentive plans related to exercise of options	186,892	—	742	—	—	742
Reclassification of private placement warrants from equity to other long-term liabilities	—	—	(305)	—	—	(305)
Equity-based compensation expense	—	—	6,060	—	—	6,060
Net loss	—	—	—	—	(50,981)	(50,981)
Balance at March 31, 2021	127,325,116	$13	$781,914	$—	$(441,891)	$340,036
Issuance of common stock under equity incentive plans related to vesting of RSUs	14,270	—	—	—	—	—
Issuance of common stock under equity incentive plans related to exercise of options	204,684	—	1,394	—	—	1,394
Issuance of common stock under equity incentive plans related to ESPP	40,589	—	435	—	—	435
Equity-based compensation expense	—	—	5,261	—	—	5,261
Net loss	—	—	—	—	(53,239)	(53,239)
Balance at June 30, 2021	127,584,659	$13	$789,004	$—	$(495,130)	$293,887

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(158,765)	$(104,220)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	2,341	664
Adjustments to operating lease expense	(495)	(400)
Equity-based compensation	18,706	11,321
Change in fair value of financing liabilities	(5,800)	992
Change in fair value of private placement warrants	—	2,171
Amortization of premiums and accretion of discounts on marketable securities	1,012	—
Changes in operating assets and liabilities, net:
Prepaid expenses and other current assets	3,331	2,270
Other assets	(240)	(757)
Accounts payable	464	1,485
Accrued expenses and other liabilities	14,142	1,325
Operating lease liability	—	3,123
Net cash flows used in operating activities	(125,304)	(82,026)
Cash flows from investing activities:
Purchases of marketable securities	(141,566)	—
Maturities and redemptions of marketable securities	170,647	—
Purchases of property and equipment	(3,329)	(8,243)
Net cash flows provided by (used in) investing activities	25,752	(8,243)
Cash flows from financing activities:
Proceeds from the exercise of stock options and ESPP purchases	5,170	2,571
Proceeds from financing liability, related party	18,750	15,625
Proceeds from financing liability	18,750	15,625
Deferred costs related to financing activities	(251)	(115)
Net cash flows provided by financing activities	42,419	33,706
Net decrease in cash, cash equivalents and restricted cash	(57,133)	(56,563)
Cash, cash equivalents and restricted cash, beginning of the period	197,218	387,823
Cash, cash equivalents and restricted cash, end of the period	$140,085	$331,260
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$138,218	$327,060
Restricted cash	1,867	4,200
Total cash, cash equivalents and restricted cash	$140,085	$331,260
Supplemental cash flow disclosures from non-cash investing and financing activities:
Fixed asset additions included in accounts payable and other current liabilities	$349	$655
Unpaid offering costs included in accounts payable and other current liabilities	$—	$520

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

We are a clinical-stage biopharmaceutical company pursuing a targeted approach to neuroscience that combines a deep understanding of disease-related biology and neurocircuitry of the brain with advanced chemistry and central nervous system (CNS) target receptor selective pharmacology to discover and design new therapies. We seek to transform the lives of patients through the development of new therapies for neuroscience diseases, including schizophrenia, epilepsy and Parkinson’s disease. We are advancing our extensive and diverse pipeline with numerous clinical trials underway or planned, including three ongoing Phase 3 trials and an open-label extension trial for tavapadon in Parkinson's, two ongoing Phase 2 trials and a planned open-label extension trial for emraclidine in schizophrenia and an ongoing Phase 2 proof-of-concept trial with an open-label extension trial for darigabat in focal epilepsy. We have built a highly experienced team of senior leaders and neuroscience drug developers who combine a nimble, results-driven biotech mindset with the proven expertise of large pharmaceutical company experience and capabilities in drug discovery and development.

Our portfolio of product candidates is based on a differentiated approach to addressing neuroscience diseases, which incorporates three key pillars: (1) targeted neurocircuitry, where we seek to unlock new treatment opportunities by precisely identifying and targeting the neurocircuit that underlies a given neuroscience disease, (2) targeted receptor subtype selectivity, where we selectively target the receptor subtype(s) related to the disease physiology to minimize undesirable off-target effects while maximizing activity and (3) differentiated pharmacology, where we design full and partial agonists, antagonists and allosteric modulators to precisely fine-tune the receptor pharmacology and neurocircuit activity to avoid over-activation or over-suppression of the endogenous physiologic range. In addition, our portfolio is supported by robust data packages and rigorous clinical trial execution designed to elucidate the key points of differentiation for our compounds. We believe that this science-driven approach is critical to achieving optimal therapeutic activity while minimizing unintended side effects of currently available therapies.

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

Our unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred significant operating losses since our inception and, as of June 30, 2022, had an accumulated deficit of $775.0 million and had not yet generated revenues. In addition, we anticipate that our expenses will increase significantly in connection with our ongoing activities to support our research, discovery and clinical development efforts and we expect to continue to incur significant expenses and operating losses for the foreseeable future.

We have funded our operations primarily with the net proceeds received from the issuance of preferred stock and common stock, net proceeds from the consummation of our Business Combination (as defined in Note 14, Related Parties, to these unaudited condensed consolidated financial statements) and our Funding Agreements (as defined in Note 5, Financing Liabilities, to these unaudited condensed consolidated financial statements). We believe that our available cash, cash equivalent and marketable security resources as of June 30, 2022, will enable us to fund our operating expense and capital expenditure requirements through at least 12 months from the issuance date of these financial statements.

Impact of the Ongoing COVID-19 Pandemic

We are closely monitoring the impact of the ongoing COVID-19 pandemic on all aspects of our business, including how it has impacted and may continue to impact our operations and the operations of our suppliers, vendors and business partners. The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which, despite progress in vaccination efforts, are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19, such as new variants, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines and the extent and effectiveness of actions to contain COVID-19 or treat its impact, including vaccination campaigns, COVID-19 treatments and lockdown measures, among others.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and six months ended June 30, 2022 and 2021, are not necessarily indicative of the results for the entire fiscal year or any other period. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021, have been prepared on the same basis as and should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, the fair value of our financing liabilities, the fair value of stock options, the accrual for research and development expense and the recoverability of our net deferred tax assets and the related valuation allowance. The impact on accounting estimates and judgments on our financial condition and results of operations due to COVID-19 may introduce additional uncertainties. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances change. Actual results could differ materially from those estimates.

Restricted Cash

In connection with our entering into the lease agreement for our headquarters in Cambridge, MA, in July 2019, we were required to provide a security deposit in the form of a letter of credit. We have classified this amount as restricted cash within our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.

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

5. Financing Liabilities

Funding Agreements

In April 2021, we entered into a funding agreement with NovaQuest Co-Investment Fund XVI, L.P. (NovaQuest and the NovaQuest Funding Agreement) and a funding agreement with BC Pinnacle Holdings, LP (Bain, the Bain Funding Agreement and, together with the NovaQuest Funding Agreement, the Funding Agreements), pursuant to which NovaQuest and Bain will provide funding to support our development of tavapadon for the treatment of Parkinson’s disease.

Under the terms of the Funding Agreements, we will receive up to $62.5 million in funding from each of NovaQuest and Bain, for a combined total of up to $125.0 million in funding (the Total Funding Commitment), of which approximately $31.1 million (25% of the Total Funding Commitment, net of $0.2 million of fees incurred by Bain and NovaQuest) was received in April 2021, $37.5 million (30% of the Total Funding Commitment) was received in April 2022, and approximately $31.3 million (25% of the Total Funding Commitment) and $25.0 million (20% of the Total Funding Commitment) are expected to be received on the second and third anniversaries of the effective date of the Funding Agreements, respectively, subject to certain customary funding conditions.

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

As of June 30, 2022 and December 31, 2021, the estimated fair value of the financing liability related to potential amounts payable to Bain under the Bain Funding Agreement, which is reflected within our condensed consolidated balance sheets as financing liability, related party, totaled $27.2 million and $16.8 million, respectively. As of June 30, 2022 and December 31, 2021, the estimated fair value of the financing liability related to potential amounts payable to NovaQuest under the NovaQuest Funding Agreement, which is reflected within our condensed consolidated balance sheets as financing liability, totaled $27.2 million and $16.8 million, respectively.

During the three months ended June 30, 2022, we recognized gains of approximately $0.9 million and $0.9 million, respectively, as a component of other income (expense), net within our unaudited condensed consolidated statements of operations and comprehensive loss, reflecting the change in fair value of the financing liabilities associated with the Bain and NovaQuest Funding Agreements. Gains of $2.9 million and $2.9 million, respectively, were recognized as a component of other income (expense), net within our unaudited condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2022. For the three months ended June 30, 2022, we recognized unrealized gains of approximately $4.8 million and $4.8 million, respectively, within other comprehensive income (loss) related to the change in fair value attributable to instrument-specific credit risk for the financing liabilities associated with the Bain and NovaQuest Funding Agreements. Unrealized gains of approximately $5.4 million and $5.4 million, respectively, were recognized within other comprehensive income (loss) related to the change in fair value attributable to instrument-specific credit risk for the six months ended June 30, 2022. Changes in fair value attributable to instrument-specific credit risk were derived by benchmarking against the prior period credit spread to isolate the impact directly associated with the change in the credit spread utilized between periods.

For the period of initial recognition on April 12, 2021 through June 30, 2021, losses of $0.5 million and $0.5 million, respectively, were recognized as a charge to other income (expense), net within our unaudited condensed consolidated statements of operations and comprehensive loss, reflecting the net change in fair value of the financing liabilities associated with the Bain and NovaQuest Funding Agreements. For the three and six months ended June 30, 2021, no amounts were recognized within other comprehensive income (loss) due to a change fair value attributable to instrument-specific credit risk as such amounts were not material.

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

6. Fair Value Measurements

The tables below present information about our assets and liabilities that are measured and carried at fair value on a recurring basis and indicate the level within the fair value hierarchy we utilized to determine such fair values:

As of June 30, 2022 (In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents
Money market funds	$133,202	$—	$—	$133,202
Commercial paper	—	4,999	—	4,999
Marketable securities (current)
U.S. government treasuries	211,135	—	—	211,135
Corporate debt securities	—	8,958	—	8,958
Commercial paper	—	172,897	—	172,897
Restricted cash
Money market funds	1,867	—	—	1,867
Total assets	$346,204	$186,854	$—	$533,058
Liabilities:
Financing liability, related party	—	—	27,205	27,205
Financing liability	—	—	27,205	27,205
Total liabilities	$—	$—	$54,410	$54,410

As of December 31, 2021 (In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents
Money market funds	$153,589	$—	$—	$153,589
Corporate debt securities	—	1,431	—	1,431
Commercial paper	—	37,998	—	37,998
Marketable securities (current)
U.S. government treasuries	171,063	—	—	171,063
Corporate debt securities	—	20,452	—	20,452
Commercial paper	—	181,155	—	181,155
Marketable securities (non-current)
U.S. government treasuries	52,269	—	—	52,269
Restricted cash
Money market funds	4,200	—	—	4,200
Total assets	$381,121	$241,036	$—	$622,157
Liabilities:
Financing liability, related party	—	—	16,770	16,770
Financing liability	—	—	16,770	16,770
Total liabilities	$—	$—	$33,540	$33,540

There have been no impairments of our assets measured and carried at fair value during the six months ended June 30, 2022. There have been no changes in valuation techniques, inputs utilized or transfers between fair measurement levels in the periods presented.

The fair value of our Level 2 instruments were determined using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly. We validate the prices provided by our third-party pricing services by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of June 30, 2022 and December 31, 2021.

As of June 30, 2022, our financing liabilities represented our only Level 3 assets or liabilities carried at fair market value. Changes in the fair value remeasurement of our financing liabilities can result from changes in one or multiple inputs, including adjustments to discount rates, changes in the expected achievement or timing of any sales-based, development or regulatory milestones, changes in the amount or timing of expected net cash flows, changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.

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

Marketable Securities

The estimated fair value and amortized cost of our available-for-sale marketable debt securities, by contractual maturity and security type, are summarized as follows:

As of June 30, 2022 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less
U.S. government treasuries	$212,366	$17	$(1,248)	$211,135
Corporate debt securities	9,004	—	(46)	8,958
Commercial paper	173,675	12	(790)	172,897
Total marketable securities	$395,045	$29	$(2,084)	$392,990

As of December 31, 2021 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less
U.S. government treasuries	$171,111	$—	$(48)	$171,063
Corporate debt securities	20,464	—	(12)	20,452
Commercial paper	181,176	11	(32)	181,155
Due after one year through two years
U.S. government treasuries	52,387	—	(118)	52,269
Total marketable securities	$425,138	$11	$(210)	$424,939

We had no realized gains or losses recognized on the sale or maturity of marketable securities during the six months ended June 30, 2022 and 2021. To date, we have not recognized any allowances for credit losses or impairments in relation to our available-for-sale marketable securities as these marketable securities are comprised of high credit quality, investment grade securities that we do not intend or expect to be required to sell prior to their anticipated recovery, and the decline in fair value of these securities is attributable to factors other than credit losses. None of the marketable securities presented in the previous tables have been in a continuous unrealized loss position for 12 months or longer. Based on our evaluation, we determined credit losses related to marketable securities were immaterial for the three and six months ended June 30, 2022.

The weighted average maturity of our marketable securities as of June 30, 2022 and December 31, 2021, was approximately five months and nine months, respectively.

Financing Liabilities

Upon execution of the Funding Agreements, we determined that the agreements qualified for election under the fair value option and initially measured the financial instruments at their issue-date estimated fair value. We revalue the related financial liabilities on a recurring basis at each reporting period.

As of June 30, 2022, the financing liability, related party and financing liability totaled $27.2 million and $27.2 million, respectively. We determined their respective estimated fair values using a Monte Carlo simulation model under the income approach determined by using probability assessments of the expected future cash receipts and expected future cash payments and a discount rate of approximately 11.0%. As of December 31, 2021, we used a discount rate of approximately 9.0%.

The following table provides a rollforward of the liability associated with our financing liabilities:

For the Six Months Ended June 30,
(In thousands)	2022
Beginning liability balance	$33,540
Funding commitment received	37,500
Change in fair value recognized in other expense (income), net	(5,800)
Change in fair value attributable to instrument-specific credit risk recognized in other comprehensive (income) loss	(10,830)
Ending liability balance	$54,410

For additional information related to the fair value of our financing liability and financing liability, related party, please read Note 5, Financing Liabilities, to these unaudited condensed consolidated financial statements.

7. Financial Statement Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
(In thousands)	June 30, 2022	December 31, 2021
Prepaid clinical trial services	$1,207	$2,038
Prepaid research and development expenses	1,438	2,074
Prepaid insurance	1,935	4,701
Other prepaid expenses	2,271	2,225
Interest receivable	981	729
Other	1,101	562
Prepaid expenses and other current assets	$8,933	$12,329

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
(In thousands)	June 30, 2022	December 31, 2021
Computer equipment and software	$996	$946
Furniture and fixtures	459	437
Laboratory equipment	9,001	5,617
Leasehold improvements	23,466	23,286
Construction in progress	199	729
Less: Accumulated depreciation	(4,807)	(2,566)
Property and equipment, net	$29,314	$28,449

Other Long-Term Assets

Other long-term assets consisted of the following:

	As of
(In thousands)	June 30, 2022	December 31, 2021
Other prepaid expenses, net of current portion	$1,737	$1,806
Deferred expenses associated with financing activities	465	485
Other	560	442
Other long-term assets	$2,762	$2,733

As of June 30, 2022 and December 31, 2021, other prepaid expenses, net of current portion, primarily consisted of deposits paid under certain contract research organization agreements that will be held until the completion of the related clinical trials that are anticipated to end more than 12 months from the balance sheet date.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
(In thousands)	June 30, 2022	December 31, 2021
Accrued external research and development services	$30,659	$16,097
Accrued compensation and personnel costs	8,272	10,827
Accrued property and equipment	311	109
Accrued professional fees and consulting services	2,931	1,270
Other	890	500
Accrued expenses and other current liabilities	$43,063	$28,803

Other Income (Expense), net

Other income (expense), net consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Gain (loss) on fair value remeasurement of financing liability, related party	$930	$(496)	$2,900	$(496)
Gain (loss) on fair value remeasurement of financing liability	930	(496)	2,900	(496)
Loss on fair value remeasurement of private placement warrants	—	(1,746)	—	(2,170)
Other, net	8	(1)	9	(2)
Other income (expense), net	$1,868	$(2,739)	$5,809	$(3,164)

8. Stockholders’ Equity

Preferred Stock

Pursuant to the terms of our certificate of incorporation, we have 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share. Our board of directors has the authority, without further action by our stockholders, to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock as of June 30, 2022 and December 31, 2021.

Common Stock

Pursuant to the terms of our certificate of incorporation, we have 500,000,000 authorized shares of common stock with a par value of $0.0001 per share. There were 148,395,282 and 147,719,523 shares of common stock issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.

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

ATM Program

On November 10, 2021, we entered into an open market sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $250.0 million of our common stock from time-to-time in “at-the-market” offerings (the ATM Program). As of June 30, 2022 and December 31, 2021, no sales had been made pursuant to the ATM Program.

Private Placement Warrants

We reclassified the fair value associated with the 166,333 outstanding private placement warrants from equity to other long-term liabilities in our unaudited condensed consolidated balance sheet as of March 31, 2021. Upon establishment of this liability, we reclassified approximately $0.3 million from additional paid-in capital and recognized a charge of approximately $0.4 million to other income (expense), net, resulting from the change in fair value of these warrants. We did not recognize a liability in relation to our private placement warrants prior to March 31, 2021, as we previously determined that the fair value of these warrants was immaterial. For the three and six months ended June 30, 2021, we recognized net losses of $1.7 million and $2.2 million, respectively, as a component of other income (expense), net, related to the changes in fair value of our private placement warrants. No private placement warrants remained outstanding as of June 30, 2022 and December 31, 2021. For additional information on our private placement warrants, please read Note 12, Stockholders’ Equity, to our audited consolidated financial statements included in our Annual Report.

9. Equity-Based Compensation

Equity-based Compensation Expense

The following table summarizes equity-based compensation expense included in our unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Research and development	$4,802	$2,122	$8,808	$3,919
General and administrative	5,346	3,062	9,898	7,402
Total equity-based compensation expense included in total operating expense	$10,148	$5,184	$18,706	$11,321

The following table summarizes equity-based compensation expense by award type included in our unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Stock options	$9,943	$5,024	$18,302	$11,063
Restricted stock units	19	21	28	43
Employee stock purchase plan	186	139	376	215
Total equity-based compensation expense included in total operating expense	$10,148	$5,184	$18,706	$11,321

Stock Options

The following table summarizes our stock option activity for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	16,066,064	$9.92	8.09	$362,250
Granted	2,726,531	$30.12
Exercised	(609,628)	$7.10
Forfeited, canceled or expired	(240,072)	$15.92
Outstanding at June 30, 2022	17,942,895	$13.01	7.98	$254,755
Options vested and expected to vest as of June 30, 2022	17,942,895	$13.01	7.98	$254,755
Options exercisable as of June 30, 2022	8,198,252	$7.43	7.16	$155,871

The aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of in-the-money options. Our closing stock price as reported on the NASDAQ Stock Market on June 30, 2022 was $26.44.

As of June 30, 2022, total unrecognized equity-based compensation expense relating to stock options was $113.1 million. This amount is expected to be recognized over a weighted average period of 3.1 years.

Stock options granted during the six months ended June 30, 2022, include our annual long-term incentive awards, which were granted in February 2022.

The weighted-average assumptions that we used to determine the fair value of stock options granted to employees and directors are summarized as follows:

	For the Six Months Ended June 30,
	2022	2021
Risk free interest rate	2.04%	0.76%
Expected term (in years)	6.04	6.04
Expected volatility	96.0%	94.0%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$23.39	$9.87

10. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share amounts and per share data)	2022	2021	2022	2021
Numerator:
Net loss	$(90,471)	$(53,239)	$(158,765)	$(104,220)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	148,295,716	127,482,127	148,141,180	127,354,540
Net loss per share, basic and diluted	$(0.61)	$(0.42)	$(1.07)	$(0.82)

Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of all potential dilutive securities would have been anti-dilutive. The shares in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of
	June 30, 2022	June 30, 2021
Stock options outstanding	17,942,895	17,120,349
Restricted stock units outstanding	18,932	42,810
Warrants outstanding	—	5,149,647
ESPP shares issuable	—	8,187
Total	17,961,827	22,320,993

11. Income Taxes

For the three and six months ended June 30, 2022 and 2021, we did not record income tax benefits for net operating losses incurred or for the research and development tax credits generated in each period due to the uncertainty of realizing a benefit from those items. Our tax provision and the resulting effective tax rate for interim periods is determined based upon our estimated annual effective tax rate, adjusted for the effect of discrete items arising during the interim quarterly period. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarterly period, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarterly period, we update our estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter.

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We have considered our history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of June 30, 2022 and December 31, 2021, we have recorded a full valuation allowance against our net deferred tax assets.

12. Legal Proceedings

We, from time to time, may be subject to various legal proceedings and claims that may arise in the ordinary course of business. We were not subject to any material legal proceedings as of June 30, 2022, and, to the best of our knowledge, no material legal proceedings are currently pending or threatened.

13. Commitments and Contingencies

As of June 30, 2022, we have several ongoing clinical studies in various clinical trial stages. Our most significant contracts relate to agreements with contract research organizations (CROs) for clinical trials and preclinical studies and contract manufacturing organizations (CMOs) for the manufacturing of drug substance, which we enter into in the normal course of business. The contracts with CROs and CMOs are generally cancellable, with notice, at our option.

Guarantees and Indemnification Obligations

We enter into standard indemnification obligations in the ordinary course of business. Pursuant to these obligations, we indemnify and agree to reimburse the indemnified party for certain losses and costs incurred by the indemnified party. The term of these indemnification obligations is generally perpetual after execution of the agreement. In addition, we have entered into indemnification obligations with members of our board of directors and our executive officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. To date, we have not incurred any losses or any material costs related to these indemnification obligations and no claims with respect thereto were outstanding. We do not believe that the outcome of any claims under indemnification arrangements will have a material effect on our financial position, results of operations and cash flows, and we have not accrued any liabilities related to such obligations in our condensed consolidated financial statements as of June 30, 2022 and December 31, 2021.

14. Related Parties

As of June 30, 2022 and December 31, 2021, Pfizer held 27,349,211 shares of our common stock and had nominated two members to our board of directors. For information related to our license agreement with Pfizer, please read Note 4, Pfizer License Agreement, to these unaudited condensed consolidated financial statements.

As of June 30, 2022 and December 31, 2021, Bain Investor held 60,632,356 shares of our common stock and had nominated four members to our board of directors.

Research Collaboration and License Agreement

In June 2022, we entered into a research collaboration and license agreement with Pfizer, pursuant to which we will collaborate to identify, screen and evaluate compounds directed at certain targets for neuroscience diseases using Pfizer’s chemical library. Under the terms of the agreement, we will be required to reimburse Pfizer for certain research services and make a contingent development milestone payment and single-digit royalty payments on net sales of products containing one or more compounds derived from the collaboration. No amounts have been incurred under the agreement to date.

Funding Agreement

In April 2021, we entered into a funding agreement with Bain, pursuant to which Bain will provide up to $62.5 million in funding (the Bain Funding Commitment) to support our development of tavapadon for the treatment of Parkinson’s disease over four years, of which approximately $15.5 million (25% of the Bain Funding Commitment, net of $0.1 million of fees incurred by Bain) was received in April 2021 and $18.75 million (30% of the Bain Funding Commitment) was received in April 2022. For additional information related to our funding agreement with Bain, please read Note 5, Financing Liabilities, to these unaudited condensed consolidated financial statements.

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

15. Subsequent Events

We have completed an evaluation of all subsequent events after the unaudited balance sheet date of June 30, 2022, through August 1, 2022, the issuance date of these financial statements, to ensure that these unaudited condensed consolidated financial statements include appropriate disclosure of material events both recognized in the unaudited condensed consolidated financial statements as of June 30, 2022, and material events which occurred subsequently but were not recognized in the unaudited condensed consolidated financial statements. We have concluded that no such subsequent events have occurred that require disclosure.

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

Overview

Introduction

We are a clinical-stage biopharmaceutical company pursuing a targeted approach to neuroscience that combines a deep understanding of disease-related biology and neurocircuitry of the brain with advanced chemistry and central nervous system, or CNS, target receptor selective pharmacology to discover and design new therapies. We seek to transform the lives of patients through the development of new therapies for neuroscience diseases, including schizophrenia, epilepsy and Parkinson’s disease. We are advancing our extensive and diverse pipeline with numerous clinical trials underway or planned, including three ongoing Phase 3 trials and an open-label extension trial for tavapadon in Parkinson's, two ongoing Phase 2 trials and a planned open-label extension trial for emraclidine in schizophrenia and an ongoing Phase 2 proof-of-concept trial with an open-label extension trial for darigabat in focal epilepsy. See “—Our Pipeline” below. We have built a highly experienced team of senior leaders and neuroscience drug developers who combine a nimble, results-driven biotech mindset with the proven expertise of large pharmaceutical company experience and capabilities in drug discovery and development.

Our portfolio of product candidates is based on a differentiated approach to addressing neuroscience diseases, which incorporates three key pillars: (1) targeted neurocircuitry, where we seek to unlock new treatment opportunities by precisely identifying and targeting the neurocircuit that underlies a given neuroscience disease, (2) targeted receptor subtype selectivity, where we selectively target the receptor subtype(s) related to the disease physiology to minimize undesirable off-target effects while maximizing activity and (3) differentiated pharmacology, where we design full and partial agonists, antagonists and allosteric modulators to precisely fine-tune the receptor pharmacology and neurocircuit activity to avoid over-activation or over-suppression of the endogenous physiologic range. In addition, our portfolio is supported by robust data packages and rigorous clinical trial execution designed to elucidate the key points of differentiation for our compounds. We believe that this science-driven approach is critical to achieving optimal therapeutic activity while minimizing unintended side effects of currently available therapies.

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

Compound	Disease Area	Discovery	Pre-clinical	Phase 1	Phase 2	Phase 3	Upcoming Milestone	Mechanism
Lead Programs								
Emraclidine	Schizophrenia / Psychosis						Ph. 2 Data 1H 2024	M4 PAM
Darigabat	Epilepsy						Ph. 2 Data Mid-Year 2023	$GABA_A$ α2/3/5 PAM
Darigabat	Panic Disorder						Pending	
Tavapadon	Early Parkinson's						Ph. 3 Data 2H 2023	D1/D5 Strong Partial Agonist
Tavapadon (adjunct with L-Dopa)	Late Parkinson's						Ph. 3 Data 1H 2023	
CVL-871	Dementia-related Apathy	*Fast Track Designation*					Ph. 2a Data 1H 2023	D1/D5 Partial Agonist
Other Programs								
CVL-354	MDD / Substance Use Disorder						Ph. 1 Data	KOR Antagonist
CVL-047	MDD / Schizophrenia						Ph. 1 Data	PDE4 Inhibitor
M4 Agonist	Schizophrenia / Psychosis						Candidate Selection	M4 Agonist
LRRK2 Inhibitor	Parkinson's						Candidate Selection	LRRK2 Inhibitor

Our Lead Programs

1.
Emraclidine is a positive allosteric modulator, or PAM, that selectively targets the muscarinic acetylcholine 4 receptor subtype, or M4. In June 2021, we announced positive topline results for a Phase 1b trial of emraclidine in schizophrenia, consisting of Part A, a multiple ascending dose study and Part B, a pharmacodynamic assessment. Emraclidine demonstrated a clinically meaningful and statistically significant improvement in the Positive and Negative Syndrome Scale total score at six weeks and was generally well-tolerated compared with placebo at the two dose levels evaluated in Part B. We initiated two Phase 2 clinical trials in schizophrenia in June 2022 and plan to initiate a 52-week open-label extension trial to begin development of the required safety database. Data are expected from the Phase 2 trials in the first half of 2024. We are also conducting an eight-week ambulatory blood pressure monitoring trial, with data expected by the end of 2022. In addition, we plan to evaluate the potential of this mechanism in other populations, including Alzheimer’s disease psychosis. We plan to initiate a Phase 1 trial evaluating the safety, tolerability and pharmacokinetics in elderly healthy volunteers by the end of 2022 to support the future development of emraclidine in Alzheimer's disease psychosis.
2.
Darigabat is a PAM that selectively targets the alpha-2/3/5 subunits of the GABAA receptor. In the second half of 2020, we initiated a Phase 2 proof-of-concept trial, known as REALIZE, in patients with drug-resistant focal onset seizures, or focal epilepsy. Data are expected mid-year 2023 for the Phase 2 proof-of-concept trial in focal epilepsy. In February

2022, we announced positive topline results for a Phase 1 trial of darigabat in acute anxiety in healthy volunteers. Both doses of darigabat demonstrated clinically meaningful and statistically significant anxiolytic activity compared with placebo in this proof-of-principle trial. Darigabat was generally well-tolerated in this trial, with no serious adverse events and no discontinuations in the darigabat cohorts. We intend to pursue development of darigabat in panic disorder.
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

We have incurred significant operating losses since our inception and, as of June 30, 2022, we had an accumulated deficit of $775.0 million and had not yet generated revenues. We have funded our operations primarily with the net proceeds received from the issuance of preferred stock and common stock, net proceeds from the consummation of our Business Combination (as defined herein) and our Funding Agreements.

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
•
experience an increase in headcount as we expand our research and development organization and commercial planning activities;

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

Impact of the Ongoing COVID-19 Pandemic

We are closely monitoring the impact of the ongoing COVID-19 pandemic on all aspects of our business, including how it has impacted and may continue to impact our operations and the operations of our suppliers, vendors and business partners. The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which, despite progress in vaccination efforts, are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19, such as new variants, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines and the extent and effectiveness of actions to contain COVID-19 or treat its impact, including vaccination campaigns, COVID-19 treatments and lockdown measures, among others. In addition, recurrences or additional waves of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage were to experience prolonged business shutdowns or other disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.

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

We expect our research and development expenses will increase in connection with our planned preclinical and clinical development activities both in the near-term and beyond as we continue to invest in activities to develop our product candidates and preclinical programs and as certain product candidates advance into later stages of development. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size, scope and duration of later-stage clinical trials. Furthermore, the process of conducting the necessary clinical trials to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we cannot accurately estimate or know the nature, timing and costs that will be necessary to complete the preclinical and clinical development for any of our product candidates or when and to what extent we may generate revenue from the commercialization and sale of any of our product candidates or achieve profitability.

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

We expect our general and administrative expenses will increase both in the near-term and beyond as we continue to build general corporate infrastructure to support the growth of our organization as we expand our research and development organization and commercial planning activities.

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

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements or our tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2022, we continue to maintain a full valuation allowance against all of our deferred tax assets based on our evaluation of all available evidence.

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

Results of Operations

The following table summarizes our results of operations:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Operating expenses:
Research and development	$72,539	$37,294	95%	$127,562	$73,855	73%
General and administrative	20,467	13,216	55%	37,974	27,226	39%
Total operating expenses	93,006	50,510	84%	165,536	101,081	64%
Loss from operations	(93,006)	(50,510)	84%	(165,536)	(101,081)	64%
Interest income, net	667	10	6570%	962	25	3748%
Other income (expense), net	1,868	(2,739)	**	5,809	(3,164)	**
Loss before income taxes	(90,471)	(53,239)	70%	(158,765)	(104,220)	52%
Income tax benefit (provision), net	—	—	—	—	—	—
Net loss	$(90,471)	$(53,239)	70%	$(158,765)	$(104,220)	52%

** – Not meaningful

Research and Development

The following table summarizes the components of research and development expense:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Tavapadon	$14,107	$12,351	14%	$26,556	$23,222	14%
Emraclidine	21,718	4,092	431%	31,391	11,207	180%
Darigabat	5,409	4,936	10%	10,820	10,000	8%
CVL-871	1,025	1,286	(20)%	1,905	2,453	(22)%
Other research and development programs	6,038	2,883	109%	12,004	5,049	138%
Unallocated	5,117	2,512	104%	9,544	4,266	124%
Personnel costs	14,323	7,112	101%	26,534	13,739	93%
Equity-based compensation	4,802	2,122	126%	8,808	3,919	125%
Total research and development	$72,539	$37,294	95%	$127,562	$73,855	73%

For the three and six months ended June 30, 2022, compared to the same period in 2021, the increase in research and development expense reflects the continued advancement of our tavapadon, emraclidine and darigabat programs as well as increased investment in our preclinical and discovery research efforts. The increase in unallocated costs primarily reflects an increase in certain facilities-related costs following our laboratory becoming operational in the second quarter of 2021. The increase in personnel costs and equity-based compensation reflects the continued growth of our workforce as we expand capabilities to advance our pipeline.

For the three and six months ended June 30, 2022, expense associated with other research and development programs was reduced by $1.2 million and $2.1 million, respectively, related to the reimbursement of certain research and development costs received from the National Institute of Drug Abuse, or NIDA. For the three and six months ended June 30, 2021, there were no reimbursements received from the NIDA.

General and Administrative

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In thousands)	2022	2021	Change	2022	2021	Change
General and administrative	$20,467	$13,216	55%	$37,974	$27,226	39%

For the three and six months ended June 30, 2022, compared to the same period in 2021, the increase in general and administrative expense was primarily due to higher personnel costs, including equity-based compensation, as we continued to grow our organization. The increase in general and administrative expense also reflects market research and the initiation of commercial planning activities as well as higher fees and services supporting our ongoing business activities. General and administrative expense for the six months ended June 30, 2021, includes a $2.2 million net charge associated with the departure of certain executives.

Interest Income, Net

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Interest income, net	$667	$10	6570%	$962	$25	3748%

Interest income, net primarily consists of interest earned on our cash, cash equivalents, marketable securities and restricted cash. For the three and six months ended June 30, 2022, compared to the same period in 2021, the increase in interest income, net, reflects a higher average comparable cash, cash equivalent, marketable security, and restricted cash balance and higher returns earned as we began investing in available-for-sale marketable securities in the fourth quarter of 2021.

Other Income (Expense), Net

The following table summarizes other income (expense), net:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Gain (loss) on fair value remeasurement of financing liability, related party	$930	$(496)	**	$2,900	$(496)	**
Gain (loss) on fair value remeasurement of financing liability	930	(496)	**	2,900	(496)	**
Loss on fair value remeasurement of private placement warrants	—	(1,746)	**	—	(2,170)	**
Other, net	8	(1)	**	9	(2)	**
Other income (expense), net	$1,868	$(2,739)	**	$5,809	$(3,164)	**

** – Not meaningful

For the three and six months ended June 30, 2022, other income (expense), net primarily reflects net gains recognized on the fair value remeasurement of our financing liabilities associated with the Funding Agreements that were entered into in April 2021. The changes in the fair value remeasurement of our financing liabilities associated with the Funding Agreements were primarily due to the impact of adjustments to our discount rates, resulting from increases in the risk-free rate, partially offset by the passage of time.

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

Liquidity and Capital Resources

Sources of Liquidity and Capital

We have incurred significant operating losses since our inception, and we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses totaled $158.8 million and $104.2 million for the six months ended June 30, 2022 and 2021, respectively, and as of June 30, 2022, we had an accumulated deficit of $775.0 million. We have not yet generated revenues.

Our cash, cash equivalents and marketable securities totaled $531.2 million as of June 30, 2022. Until required for use in our business, we typically invest our cash in money market funds and investment grade short to intermediate-term fixed income securities. We attempt to minimize credit risk related to our cash, cash equivalents and marketable securities by maintaining balances in accounts only with accredited financial institutions and maintaining a well-diversified portfolio that limits the amount of exposure as to institution, maturity, and investment type.

In October 2020, ARYA Sciences Acquisition Corp II, or ARYA, completed the acquisition of Cerevel Therapeutics, Inc., a private company, pursuant to the Business Combination Agreement dated July 29, 2020, as amended on October 2, 2020. We refer to this transaction as the Business Combination. Net proceeds from the Business Combination totaled approximately $439.5 million. Upon closing of the Business Combination, Cerevel Therapeutics, Inc. became a wholly owned subsidiary of ARYA and ARYA was renamed Cerevel Therapeutics Holdings, Inc., and the then existing stockholders of Cerevel Therapeutics, Inc. exchanged their equity interests of Cerevel Therapeutics, Inc. for shares of common stock of Cerevel Therapeutics Holdings, Inc. Prior to the Business Combination, our operations were funded primarily from the issuance of convertible preferred stock, convertible common stock and common stock.

Upon the consummation of the Business Combination, there were 4,983,314 public warrants and 166,333 private placement warrants, or collectively, the warrants, outstanding. Each outstanding warrant of ARYA became one warrant to purchase one share of our common stock. Each whole warrant entitled the holder to purchase one share of our common stock at an exercise price of $11.50 per share. The warrants became exercisable beginning on June 9, 2021. In July 2021, we announced the redemption of all of the outstanding public warrants with a redemption date of August 30, 2021, or the Redemption Date. An aggregate of 4,822,947 public warrants were exercised prior to the Redemption Date for an equal number of shares of our common stock resulting in gross proceeds of approximately $55.5 million. The 160,367 public warrants that remained unexercised following the Redemption Date were redeemed for the redemption price of $0.01 per public warrant. In September 2021, the 166,333 private placement warrants were cashless exercised and settled in exchange for the issuance of 111,426 shares of our common stock.

In April 2021, we entered into a funding agreement, or the NovaQuest Funding Agreement, with NovaQuest Co-Investment Fund XVI, L.P., or NovaQuest, and a funding agreement, or the Bain Funding Agreement, with BC Pinnacle Holdings, LP, or Bain, pursuant to which NovaQuest and Bain will provide up to $125.0 million in funding, or the Total Funding Commitment, to support our development of tavapadon for the treatment of Parkinson’s disease over four years, of which approximately $31.1 million (25% of the Total Funding Commitment, net of $0.2 million of fees incurred by Bain and NovaQuest) was received in April 2021 and $37.5 million (30% of the Total Funding Commitment) was received in April 2022. We refer to the NovaQuest Funding Agreement and the Bain Funding Agreement, collectively, as the Funding Agreements and NovaQuest and Bain, collectively, as the Funding Investors.

In July 2021, we completed a follow-on public offering of our common stock pursuant to which we issued and sold 14,000,000 shares of our common stock at a price to the public of $25.00 per share. The aggregate net proceeds from this offering totaled approximately $328.3 million, after deducting underwriting discounts and commissions of $21.0 million and offering expenses of approximately $0.7 million.

In November 2021, we entered into an open market sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $250.0 million of our common stock from time-to-time in “at-the-market” offerings, or the ATM Program. As of June 30, 2022, no sales had been made pursuant to the ATM Program.

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
•
our headcount growth and associated costs as we expand our research and development and commercial planning activities;
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

Working Capital

The following table summarizes our total working capital, defined as current assets less current liabilities:

	As of
(In thousands)	June 30, 2022	December 31, 2021	Change
Current assets	$540,141	$578,017	(7)%
Current liabilities	(56,743)	(42,538)	33%
Total working capital	$483,398	$535,479	(10)%

The decrease in working capital at June 30, 2022 from December 31, 2021, reflects a net decrease in total current assets of $37.9 million and a net increase in total current liabilities of $14.2 million.

The net decrease in total current assets was primarily driven by cash used in operations and for purchases of property and equipment as discussed in further detail below, partially offset by the reclassification of certain marketable securities from non-current to current assets based on maturity.

The net increase in current liabilities was primarily due to increases in accrued expenses and other liabilities, as discussed in further detail below.

Cash Flows

The following table summarizes our sources and uses of cash:

	For the Six Months Ended June 30,
(In thousands)	2022	2021	Change
Net cash flows used in operating activities	$(125,304)	$(82,026)	53%
Net cash flows provided by (used in) investing activities	25,752	(8,243)	**
Net cash flows provided by financing activities	42,419	33,706	26%
Net decrease in cash, cash equivalents and restricted cash	$(57,133)	$(56,563)	1%

** – Not meaningful

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

For the six months ended June 30, 2022, cash used in operating activities primarily reflects our net loss for the period of $158.8 million, adjusted for net non-cash adjustments totaling $15.8 million and a net change of $17.7 million in our net operating assets and liabilities. Our non-cash adjustments primarily consisted of $18.7 million of equity-based compensation expense, partially offset by the fair value remeasurement of our financing liabilities associated with the Funding Agreements totaling $5.8 million. The net changes in our operating assets and liabilities primarily reflects an increase in accrued expenses and other liabilities and a decrease in prepaid expenses and other current assets. The net increase in accrued expenses and other liabilities was primarily driven by increases in accruals related to external research and development and professional fees and consulting services, partially offset by decreases in accrued compensation and other personnel costs. The decrease in prepaid expenses and other current assets was primarily due to the recognition of expenses for prepaid insurance premiums, software licenses and advances related to clinical trial services.

For the six months ended June 30, 2021, cash used in operating activities primarily reflects our net loss for the period of $104.2 million, adjusted for net non-cash adjustments totaling $14.7 million and a net change of $7.4 million in our net operating assets and liabilities. Our non-cash charges primarily consisted of $11.3 million of equity-based compensation expense, $2.2 million related to the fair value remeasurement of private placement warrants and $1.0 million related to the fair value remeasurement of our financing liabilities. The net change in our operating assets and liabilities was primarily due to an increase in operating lease liabilities resulting from landlord reimbursement for tenant improvements, an increase in accounts payable and accrued expenses related to operating activities and a decrease in prepaids and other current assets primarily resulting from the recognition of insurance premiums paid in advance.

Cash Flows Used in Investing Activities

For the six months ended June 30, 2022, net cash provided by investing activities reflected $170.6 million in maturities and redemptions of marketable securities, partially offset by $141.6 million used for purchases of marketable securities and $3.3 million used for purchases of property and equipment.

For the six months ended June 30, 2021, cash used in investing activities reflected $8.2 million used for purchases of property and equipment, primarily related to the build-out of our Cambridge, Massachusetts headquarters.

Cash Flows Provided by Financing Activities

For the six months ended June 30, 2022, net cash provided by financing activities primarily reflected $37.5 million of proceeds received under the Funding Agreements and $5.2 million of proceeds received from the exercise of stock options and purchases of stock under our employee stock purchase plan.

For the six months ended June 30, 2021, net cash provided by financing activities totaled $33.7 million, primarily consisting of $31.3 million related to the Funding Agreements and $2.6 million of proceeds received from stock option exercises and purchases of stock under our employee stock purchase plan.

Contractual Obligations and Other Commitments

Our contractual obligations primarily consist of our obligations under non-cancellable operating leases, contracts and other purchase obligations. We did not have any debt obligations as of June 30, 2022 or December 31, 2021.

Our most significant contracts relate to agreements with CROs for clinical trials and preclinical studies, CMOs and other service providers for operating purposes, which we enter into in the normal course of business. These contracts are generally cancelable at any time by us following a certain period after notice and therefore, we believe that our non-cancelable obligations under these agreements are not material. In addition, we have obligations with respect to potential future royalties payable, contingent development, regulatory and commercial milestone payments and potential amounts related to uncertain tax positions. The timing and amount of such obligations are unknown or uncertain as of June 30, 2022.

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

Funding Agreements

In April 2021, we entered into the Funding Agreements, pursuant to which we will receive a combined total of up to $125.0 million to support our development of tavapadon for the treatment of Parkinson’s disease, of which approximately $31.1 million (25% of the Total Funding Commitment, net of $0.2 million of fees incurred by Bain and NovaQuest) was received in April 2021 and $37.5 million (30% of the Total Funding Commitment) was received in April 2022. In return, we agreed to pay to NovaQuest and Bain significant regulatory milestone, sales milestone and royalty payments upon approval of tavapadon by the FDA that collectively will not exceed $531.3 million. In addition, we have the option to satisfy our payment obligations to NovaQuest and Bain upon the earlier of FDA approval or May 1, 2025, by paying an amount equal to the Total Funding Commitment multiplied by an initial factor of 3.00x. This factor will increase ratably over time up to a maximum of 4.25x, less amounts previously paid to NovaQuest and Bain.

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

Contract Research and Manufacturing Organizations

As of June 30, 2022 and December 31, 2021, we recorded accrued expenses of approximately $25.9 million and $12.2 million, respectively, in our condensed consolidated balance sheets for expenditures incurred by CROs and CMOs.

Tax Related Obligations

To date, we have not recognized any reserves related to uncertain tax positions. As of June 30, 2022 and December 31, 2021, we had no accrued interest or penalties related to uncertain tax positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities, which are affected by changes in the general level of U.S. interest rates.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We had cash, cash equivalents and marketable securities of $531.2 million and $618.0 million as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, these balances consisted of bank deposits, highly liquid money market funds and investment grade short to intermediate-term fixed income securities.

Interest Rate Sensitivity

The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of June 30, 2022, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $1.5 million to our interest rate sensitive instruments. As of December 31, 2021, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $2.7 million to our interest rate sensitive instruments. Fluctuations in interest rates have not been significant for us in any periods presented.

Foreign Currency Exchange Risk

We currently do not have significant exposure to foreign currencies as we hold no foreign exchange contracts, option contracts, or other foreign hedging arrangements. Further, our operating activities are predominately denominated in U.S. dollars. Fluctuations in exchange rates have not been significant for us in any periods presented.

Inflation Risk

Inflation generally affects us by increasing our operating expenses. We do not believe that inflation has had a significant impact on our business, financial condition, or results of operations for any periods presented herein. Significant adverse changes in inflation and prices could negatively impact our future results of operations.

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with the other information in this Quarterly Report, including our condensed consolidated financial statements and the related notes included in this Quarterly Report and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our securities. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which event the market price of our common stock could decline, and you could lose part or all of your investment. Unless otherwise indicated, reference in this section and elsewhere in this Quarterly Report to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, the business, reputation, financial condition, results of operations, revenue and our future prospects. The material and other risks and uncertainties summarized elsewhere in this Quarterly Report and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Cautionary Note Regarding Forward-Looking Statements.”

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date, nor do we expect to generate any revenue from product sales for the next few years, if ever. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $158.8 million and $104.2 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $775.0 million and had not yet generated revenues. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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
•
experience an increase in headcount as we expand our research and development organization and commercial planning activities;
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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of our product candidates, including our ongoing Phase 2 program for emraclidine for schizophrenia, ongoing Phase 3 program for tavapadon and our other ongoing and planned clinical trials. We will need to raise additional capital to complete our currently planned clinical trials and any future clinical trials. Other unanticipated costs may arise in the course of our development efforts. If we are able to gain marketing approval for product candidates that we develop, we will require significant additional amounts of funding in order to launch and commercialize such product candidates and will also be required to make certain milestone and royalty payments under the Pfizer License Agreement and the Funding Agreements. We cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop, and we may need substantial additional funding to complete the development and commercialization of our product candidates.

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

•
our headcount growth and associated costs as we expand our research and development and commercial planning activities;
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

Due to the significant resources required for the development of our product candidates, we must decide which product candidates and indications to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates, therapeutic areas or indications may not lead to the development of viable commercial products and may divert resources away from better opportunities. If we make incorrect determinations regarding the viability or market potential of any of our product candidates or misread trends in the pharmaceutical industry, in particular for disorders of the brain and nervous system, our business, financial condition and results of operations could be materially and adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

To date, as an organization, we have not completed the development of any of our product candidates. Our future success and ability to generate revenue from our product candidates, which we do not expect will occur for several years, if ever, is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more of our product candidates. All of our product candidates will require substantial additional investment for clinical development, regulatory review and approval in one or more jurisdictions. If any of our product candidates encounters safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be materially harmed.

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

For instance, the continued spread of COVID-19 has impacted and may further impact our clinical trials or preclinical studies. The onset of the COVID-19 pandemic caused brief pauses in patient screening and enrollment in our Phase 3 trials of tavapadon for the treatment of Parkinson’s (which we subsequently resumed in the second half of 2020), and we remain particularly vigilant about patient safety given the elderly nature of this population. While we have taken measures to revise clinical trial protocols to allow for remote visits, including home delivery of study medication, home health care visits to collect safety data and telemedicine visits to collect clinician-based trial assessments, such measures may not be sufficient to prevent missing data from impacting trial outcomes or delays in enrollment and trial completion caused by COVID-19. The primary endpoint in our early-stage Parkinson’s trials is based, in part, on a physical assessment of motor symptoms performed by a clinician, which cannot be completed remotely, and, if a substantial number of subjects are unable to complete in-person assessments, the completeness and interpretability of the data that we are able to collect from these trials or our other clinical trials would be impacted, which may create data integrity challenges, require changes to the statistical analysis plan, require the enrollment of additional subjects or otherwise negatively affect our ability to use such data to obtain regulatory approval. Similarly, if patients are reluctant to participate in our trials due to fears of COVID-19 infection resulting from regular visits to a healthcare facility or unable to comply with clinical trial protocols due to quarantines or travel restrictions that impede patient movement or interrupt healthcare services, we may not be able to meet our current trial completion timelines. In addition, Paxlovid, a treatment for COVID-19 granted emergency use authorization/conditional approval by health authorities, is contraindicated for concurrent use with some of our investigational medications. As such, increased use of Paxlovid in the general population may cause delays in enrollment or increase the early termination rate in our clinical trials, which may impact our expected clinical trial timelines.

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

The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which, despite progress in vaccination efforts, are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19, such as new variants, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines and the extent and effectiveness of actions to contain COVID-19 or treat its impact, including vaccination campaigns, COVID-19 treatments and lockdown measures, among others. In addition, recurrences or additional waves of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage were to experience prolonged business shutdowns or other disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.

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

Our pipeline includes product candidates for a variety of neuroscience diseases. There is no precise method of establishing the actual number of patients with any of these disorders in any geography over any time period. With respect to many of the indications in which we have developed, are developing, or plan to develop our product candidates, we have estimates of the prevalence of the disease or disorder. Our estimates as to prevalence may not be accurate, and the actual prevalence or addressable patient population for some or all of those indications, or any other indication that we elect to pursue, may be significantly smaller than our estimates. In estimating the potential prevalence of indications we are pursuing, or may in the future pursue, including our estimates as to the prevalence of Parkinson’s, epilepsy and schizophrenia, we apply assumptions to available information that may not prove to be accurate. In each case, there is a range of estimates in the published literature and in marketing studies, which include estimates within the range that are lower than our estimates. The actual number of patients with these disease indications may, however, be significantly lower than we believe. Even if our prevalence estimates are correct, our product candidates may be developed for only a subset of patients with the relevant disease or disorder or our products, if approved, may be indicated for or used by only a subset. Moreover, certain of our product candidates are being developed for indications that are novel, such as dementia-related apathy. In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we may have difficulties in enrolling patients in our clinical trials, which may delay or prevent development of our product candidates. If any of our product candidates are approved and our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for our product candidates for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to revenues or profits.

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

We, along with our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants, utilize information technology, or IT, systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including third parties gaining access to employee accounts using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks or other means, and deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our, our collaborators’, CROs’, third-party logistics providers’, distributors’ and other contractors’ and consultants’ systems and networks, and the confidentiality, availability and integrity of our data. We may not be successful in preventing cyber-attacks or successfully mitigating their effects. Like other companies, we have on occasion experienced, and will continue to experience, threats to our data and systems, including malicious codes and viruses, phishing, business email compromise attacks or other cyber-attacks. Similarly, our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants may not be successful in protecting our clinical and other data that is stored on their systems. Any cyber-attack, data breach or destruction or loss of data could result in a violation of applicable U.S. and international privacy, data protection and other laws and subject us to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the United States and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed, which could have a material adverse effect on our business and prospects. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.

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

Additionally, pursuant to Section 404 of the Sarbanes-Oxley Act, we are now required to furnish a report by our management on our internal control over financial reporting and an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Our compliance with such requirement necessitates that we incur substantial accounting expense and expend significant management efforts. We will continue to dedicate significant internal and external resources to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude that our internal control over financial reporting is effective, or such conclusion may not be reached within the prescribed timeframe. The price of our common stock could decline substantially due to a loss of confidence in the reliability of our financial statements.

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

As of June 30, 2022, we had 258 full-time employees. Our focus on the development of multiple initial product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. If we are not able to effectively expand our organization by hiring new qualified employees, our clinical trials may be delayed or terminated, we may not be able to successfully execute the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our development and commercialization goals.

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

We expect to experience significant growth in the number of our employees and the scope of our operations. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of their attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion or any necessary relocation of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion or any necessary relocation of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

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

As of June 30, 2022, Bain Investor and Pfizer own, collectively, approximately 59.3% of the outstanding shares of our common stock. Furthermore, so long as they own certain specified amounts of our equity securities, Bain Investor and Pfizer have certain rights to nominate our directors. As long as such entities each own or control a significant percentage of outstanding voting power, they will have the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Some or all of these entities may have interests different than yours. For example, because these entities acquired their shares at prices substantially below the price at which other stockholders may have purchased shares or have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

Currently, 10 of our 11 directors are independent directors, and we have an independent nominating and corporate governance committee and an independent compensation committee. However, for as long as the “controlled company” exemption is available, our board of directors in the future may not consist of a majority of independent directors and may not have an independent nominating and corporate governance committee or compensation committee. As a result, in the future, you may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq rules regarding corporate governance.

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

Our certificate of incorporation and amended and restated bylaws, and Delaware law, contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our certificate of incorporation and amended and restated bylaws, or our bylaws, and the General Corporation Law of the state of Delaware, or the DGCL, contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors or depress the trading price of shares of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, our certificate of incorporation and bylaws include provisions:

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

Our bylaws designate specific courts as the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a preferred judicial forum for disputes with us or our directors, officers, stockholders, employees or agents. If, however, our forum provisions are found to be unenforceable, we and our stockholders may incur additional costs associated with resolving such matters.

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

These choice of forum provisions in our bylaws may impose additional litigation costs on stockholders in pursuing such claims and may limit a stockholder’s ability to bring a claim in a judicial forum that it believes to be favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum provision. If our forum provisions are found to be unenforceable, we and our stockholders may incur additional costs associated with resolving such matters. The Court of Chancery of the State of Delaware and the U.S. District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

Under the Funding Agreements, while the Funding Investors agreed to provide up to an additional approximately $31.3 million and $25.0 million on the second and third anniversaries of the effective date of the Funding Agreements, respectively, such payments are subject to certain customary funding conditions, and, if those funding conditions are not satisfied or waived, we will not receive such payments. The Funding Investors may also suspend their obligation to make payments to us following the occurrence of enumerated events such as an uncured material breach, a material adverse effect (which includes certain adverse developments related to the development and regulatory approval of tavapadon) or a bankruptcy event. The Funding Investors’ obligation to make development payments will resume upon their notice to us that the condition allowing them to suspend payments has been resolved or cured to their reasonable satisfaction. The Funding Investors may terminate their obligation to make any further development payments if such condition is not resolved or cured within 12 months. If the Funding Investors’ payment obligations terminate in these circumstances, we will remain obligated to make the milestone and royalty payments contemplated in the Funding Agreements to the Funding Investors in the event we nonetheless receive FDA approval for tavapadon and commercialize tavapadon in the United States. Our ability to receive payments under the Funding Agreements also depends on the ability of the Funding Investors to meet their funding commitments. If we do not receive additional payments under the Funding Agreements, our business, results of operations, cash flows and financial condition could be adversely affected.

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

We currently rely on and engage third-party manufacturers to provide all of the API and the final drug product formulation of all of our product candidates that are being used in our clinical trials and preclinical studies. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement. For instance, there are a limited number of suppliers who have spray-dried dispersion capabilities required to manufacture darigabat, and we can provide no assurance that we will be able to find an alternative manufacturer at an acceptable price. In addition, we typically order raw materials, API and drug product and services on a purchase order basis and do not enter into long-term dedicated capacity or minimum supply arrangements with any commercial manufacturer. We may not be able to timely secure needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of our product candidates or, to commercialize them, if approved. We may be unable to conclude agreements for commercial supply with third-party manufacturers or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of our product candidates, and the costs of manufacturing could be prohibitive.

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

The global data protection landscape is rapidly evolving, and we may be or become subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, transfer, security and processing of personal data, such as information that we collect about participants and healthcare providers in connection with clinical trials. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, which may create uncertainty in our business, affect our or our service providers’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal data, result in liability or impose additional compliance or other costs on us. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. For example, states, such as California, Virginia, Colorado, Utah and Connecticut have recently enacted consumer privacy laws that grant rights to data subjects and places privacy and security obligations on entities handling personal data of consumers or households. While we are not currently subject to laws such as the CCPA, some observers note that the CCPA and similar legislation could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated By-laws of Cerevel Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on June 15, 2022).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101.*)

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

CEREVEL THERAPEUTICS HOLDINGS, INC.

Date: August 1, 2022	By:	/s/ N. Anthony Coles
N. Anthony Coles
Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2022	By:	/s/ Mark Bodenrader
Mark Bodenrader
Interim Chief Financial Officer (Principal Financial Officer)