Form 10-Q
period 2022-09-30
Cerevel Therapeutics Holdings, Inc.
filed 2022-11-08
CIK 1805387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, the registrant had 156,322,552 shares of common stock, par value $0.0001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, or this Quarterly Report, may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” “can,” “target,” “future” or the negative of these terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:

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
•
our ability to obtain and maintain regulatory approval for our product candidates, and any related restrictions, limitations or warnings on the label of an approved product candidate;
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
•
our ability to maintain our license agreement with Pfizer;
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
•
our future financial performance;
•
our ability to recognize the anticipated benefits of the tavapadon financing transaction (including our ability to receive future payments thereunder) and other financing and business development transactions;
•
our ability to satisfy our payment obligations, remain in compliance with covenants under the 2027 Notes (as defined below), to service the interest on or to refinance the 2027 Notes or to make cash payments in connection with any conversion of the 2027 Notes, to the extent required; and
•
the effect of the ongoing COVID-19 pandemic, or any other health epidemic, including as a result of the emergence of new variants or subvariants, mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our clinical trials and other product development activities, healthcare systems and the global economy as a whole.

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the ongoing COVID-19 pandemic, including as a result of the emergence of new variants or subvariants, and there may be additional risks that we consider immaterial, or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

We may from time to time provide estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information reflected in this Quarterly Report. Unless otherwise expressly stated, we obtained the industry, market and competitive position data from our internal estimates and research, as well as from independent market research, industry and general publications and surveys, governmental agencies and publicly available information in addition to research, surveys and studies conducted by third parties that have not been independently verified which may, in the future, prove not to have been accurate.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and per share data)

(Unaudited)

	As of
	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$248,600	$193,018
Marketable securities	741,318	372,670
Prepaid expenses and other current assets	8,740	12,329
Total current assets	998,658	578,017
Marketable securities	39,863	52,269
Property and equipment, net	28,323	28,449
Operating lease assets	22,204	23,251
Restricted cash	1,867	4,200
Other long-term assets	2,797	2,733
Total assets	$1,093,712	$688,919
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,971	$11,298
Accrued expenses and other current liabilities	42,264	28,803
Operating lease liabilities, current portion	2,785	2,437
Total current liabilities	60,020	42,538
Operating lease liabilities, net of current portion	31,948	34,110
Financing liability, related party (Notes 5 and 7)	31,687	16,770
Financing liability (Notes 5 and 7)	31,687	16,770
2027 convertible senior notes, net (Note 6)	335,006	—
Other long-term liabilities	2	2
Total liabilities	490,350	110,190
Commitments and contingencies (Notes 13 and 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value: 500,000,000 shares authorized; 156,243,808 and 147,719,523 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	16	15
Additional paid-in capital	1,473,099	1,195,944
Accumulated other comprehensive income (loss)	5,194	(986)
Accumulated deficit	(874,947)	(616,244)
Total stockholders’ equity	603,362	578,729
Total liabilities and stockholders’ equity	$1,093,712	$688,919

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share amounts and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$71,385	$40,159	$198,947	$114,014
General and administrative	23,680	14,368	61,654	41,594
Total operating expenses	95,065	54,527	260,601	155,608
Loss from operations	(95,065)	(54,527)	(260,601)	(155,608)
Interest income (expense), net	2,706	13	3,668	38
Other income (expense), net	(7,579)	(7,545)	(1,770)	(10,709)
Loss before income taxes	(99,938)	(62,059)	(258,703)	(166,279)
Income tax benefit (provision), net	—	—	—	—
Net loss	$(99,938)	$(62,059)	$(258,703)	$(166,279)
Net loss per share, basic and diluted	$(0.66)	$(0.43)	$(1.73)	$(1.25)
Weighted-average shares used in calculating net loss per share, basic and diluted	152,304,645	144,022,109	149,544,252	132,971,450

Comprehensive loss:
Net loss	$(99,938)	$(62,059)	$(258,703)	$(166,279)
Other comprehensive income (loss)
Changes in fair value attributable to instrument-specific credit risk	(1,364)	(533)	9,466	(533)
Unrealized gains (losses) on securities available-for-sale	(1,430)	—	(3,286)	—
Total other comprehensive income (loss)	(2,794)	(533)	6,180	(533)
Comprehensive loss	$(102,732)	$(62,592)	$(252,523)	$(166,812)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2021	147,719,523	$15	$1,195,944	$(986)	$(616,244)	$578,729
Issuance of common stock under equity incentive plans related to vesting of RSUs	14,270	—	—	—	—	—
Issuance of common stock under equity incentive plans related to exercise of options	449,005	—	2,854	—	—	2,854
Equity-based compensation expense	—	—	8,558	—	—	8,558
Other comprehensive loss	—	—	—	(348)	—	(348)
Net loss	—	—	—	—	(68,294)	(68,294)
Balance at March 31, 2022	148,182,798	$15	$1,207,356	$(1,334)	$(684,538)	$521,499
Issuance of common stock under equity incentive plans related to vesting of RSUs	14,270	—	—	—	—	—
Issuance of common stock under equity incentive plans related to exercise of options	160,623	—	1,471	—	—	1,471
Issuance of common stock under equity incentive plans related to ESPP	37,591	—	845	—	—	845
Equity-based compensation expense	—	—	10,148	—	—	10,148
Other comprehensive income	—	—	—	9,322	—	9,322
Net loss	—	—	—	—	(90,471)	(90,471)
Balance at June 30, 2022	148,395,282	$15	$1,219,820	$7,988	$(775,009)	$452,814
Issuance of common stock related to follow-on offering, net of offering costs (Note 9)	7,250,000	1	238,099	—	—	238,100
Issuance of common stock under equity incentive plans related to exercise of options	598,526	—	5,484	—	—	5,484
Equity-based compensation expense	—	—	9,696	—	—	9,696
Other comprehensive loss	—	—	—	(2,794)	—	(2,794)
Net loss	—	—	—	—	(99,938)	(99,938)
Balance at September 30, 2022	156,243,808	$16	$1,473,099	$5,194	$(874,947)	$603,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2020	127,123,954	$13	$775,417	$—	$(390,910)	$384,520
Issuance of common stock under equity incentive plans related to vesting of RSUs	14,270	—	—	—	—	—
Issuance of common stock under equity incentive plans related to exercise of options	186,892	—	742	—	—	742
Reclassification of private placement warrants from equity to other long-term liabilities	—	—	(305)	—	—	(305)
Equity-based compensation expense	—	—	6,060	—	—	6,060
Net loss	—	—	—	—	(50,981)	(50,981)
Balance at March 31, 2021	127,325,116	$13	$781,914	$—	$(441,891)	$340,036
Issuance of common stock under equity incentive plans related to vesting of RSUs	14,270	—	—	—	—	—
Issuance of common stock under equity incentive plans related to exercise of options	204,684	—	1,394	—	—	1,394
Issuance of common stock under equity incentive plans related to ESPP	40,589	—	435	—	—	435
Equity-based compensation expense	—	—	5,261	—	—	5,261
Net loss	—	—	—	—	(53,239)	(53,239)
Balance at June 30, 2021	127,584,659	$13	$789,004	$—	$(495,130)	$293,887
Issuance of common stock related to follow-on offering, net of offering costs (Note 9)	14,000,000	1	328,250	—	—	328,251
Issuance of common stock related to exercise of public warrants	4,822,947	1	55,462	—	—	55,463
Issuance of common stock related to cashless exercise of private placement warrants	111,426	—	4,186	—	—	4,186
Issuance of common stock under equity incentive plans related to vesting of RSUs	14,270	—	—	—	—	—
Issuance of common stock under equity incentive plans related to exercise of options	602,666	—	3,751	—	—	3,751
Equity-based compensation expense	—	—	6,134	—	—	6,134
Other comprehensive loss	—	—	—	(533)	—	(533)
Net loss	—	—	—	—	(62,059)	(62,059)
Balance at September 30, 2021	147,135,968	$15	$1,186,787	$(533)	$(557,189)	$629,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(258,703)	$(166,279)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	3,608	1,644
Adjustments to operating lease expense	(753)	(615)
Equity-based compensation	28,402	17,455
Change in fair value of financing liabilities	1,800	6,830
Change in fair value of private placement warrants	—	3,881
Non-cash interest expense	232	—
Amortization of premiums and accretion of discounts on marketable securities	(926)	—
Changes in operating assets and liabilities, net:
Prepaid expenses and other current assets	3,546	1,672
Other assets	(456)	(665)
Accounts payable	4,237	1,874
Accrued expenses and other liabilities	13,304	2,806
Operating lease liability	—	5,595
Net cash flows used in operating activities	(205,709)	(125,802)
Cash flows from investing activities:
Purchases of marketable securities	(713,249)	—
Maturities and redemptions of marketable securities	354,647	—
Purchases of property and equipment	(3,500)	(9,431)
Net cash flows used in investing activities	(362,102)	(9,431)
Cash flows from financing activities:
Proceeds from issuance of common stock related to follow-on offering, net of offering costs	238,320	328,251
Proceeds from the exercise of public warrants	—	55,463
Proceeds from the exercise of stock options and ESPP purchases	10,654	6,322
Proceeds from financing liability, related party	18,750	15,625
Proceeds from financing liability	18,750	15,625
Proceeds from issuance of 2027 convertible senior notes, net of offering costs	334,837	—
Deferred costs related to financing activities	(251)	—
Net cash flows provided by financing activities	621,060	421,286
Net increase in cash, cash equivalents and restricted cash	53,249	286,053
Cash, cash equivalents and restricted cash, beginning of the period	197,218	387,823
Cash, cash equivalents and restricted cash, end of the period	$250,467	$673,876
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$248,600	$669,676
Restricted cash	1,867	4,200
Total cash, cash equivalents and restricted cash	$250,467	$673,876
Supplemental cash flow disclosures from non-cash investing and financing activities:
Fixed asset additions included in accounts payable and other current liabilities	$405	$753
Offering costs included in accounts payable and other current liabilities	$125	$—
Cashless exercise of private placement warrants	$—	$4,186
Reclassification of deferred financing costs to additional paid-in capital	$158	$—

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

We are a clinical-stage biopharmaceutical company pursuing a targeted approach to neuroscience that combines a deep understanding of disease-related biology and neurocircuitry of the brain with advanced chemistry and central nervous system (CNS) target receptor selective pharmacology to discover and design new therapies. We seek to transform the lives of patients through the development of new therapies for neuroscience diseases, including schizophrenia, epilepsy and Parkinson’s disease. We are advancing our extensive and diverse pipeline with numerous clinical trials underway or planned, including three ongoing Phase 3 trials and an open-label extension trial for tavapadon in Parkinson's, two ongoing Phase 2 trials and an open-label extension trial for emraclidine in schizophrenia and an ongoing Phase 2 proof-of-concept trial and an open-label extension trial for darigabat in focal epilepsy. We have built a highly experienced team of senior leaders and neuroscience drug developers who combine a nimble, results-driven biotech mindset with the proven expertise of large pharmaceutical company experience and capabilities in drug discovery and development.

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

Our unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred significant operating losses since our inception and, as of September 30, 2022, had an accumulated deficit of $874.9 million and had not yet generated revenues. In addition, we anticipate that our expenses will increase significantly in connection with our ongoing activities to support our research, discovery and clinical development efforts and we expect to continue to incur significant expenses and operating losses for the foreseeable future.

We have funded our operations primarily with the net proceeds received from the issuance of preferred stock, common stock and convertible senior notes, net proceeds from the consummation of our Business Combination (as defined in Note 15, Related Parties, to these unaudited condensed consolidated financial statements), and our Funding Agreements (as defined in Note 5, Financing Liabilities, to these unaudited condensed consolidated financial statements). We believe that our available cash, cash equivalent and marketable securities as of September 30, 2022, will enable us to fund our operating expense and capital expenditure requirements through at least 12 months from the issuance date of these financial statements.

Impact of the Ongoing COVID-19 Pandemic

We are closely monitoring the impact of the ongoing COVID-19 pandemic on all aspects of our business, including how it has impacted and may continue to impact our operations and the operations of our suppliers, vendors and business partners. The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which, despite progress in vaccination efforts, are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19, such as new variants or subvariants, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines and the extent and effectiveness of actions to contain COVID-19 or treat its impact, including vaccination campaigns, COVID-19 treatments and lockdown measures, among others.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and nine months ended September 30, 2022 and 2021, are not necessarily indicative of the results for the entire fiscal year or any other period. Our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021, have been prepared on the same basis as and should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report.

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

Restricted Cash

In connection with our entering into the lease agreement for our headquarters in Cambridge, MA, in July 2019, we were required to provide a security deposit in the form of a letter of credit. We have classified this amount as restricted cash in our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.

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

Convertible Debt

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplified the accounting for convertible debt instruments by eliminating the cash conversion and beneficial conversion feature models that require separate accounting for embedded conversion features as a component of equity. Instead, the entity would account for the convertible debt as a single unit of account, unless conversion features require bifurcation and recognition as derivatives. This ASU also amended the accounting for certain contracts in an entity’s own equity that would have previously been accounted for as derivatives, by removing certain criteria required for equity classification, and modified the diluted earnings per share calculation for convertible instruments, by requiring the use of the if-converted method for all convertible instruments. We adopted ASU 2020-06 on January 1, 2022. The adoption of this standard did not have a material impact on our consolidated financial statements as we had no transactions applicable to this guidance. This guidance was subsequently applied to the convertible senior notes we issued in August 2022, as further discussed in Note 6, 2027 Convertible Senior Notes, to these unaudited condensed consolidated financial statements.

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

As of September 30, 2022 and December 31, 2021, the estimated fair value of the financing liability related to potential amounts payable to Bain under the Bain Funding Agreement, which is reflected in our condensed consolidated balance sheets as financing liability, related party, totaled $31.7 million and $16.8 million, respectively. As of September 30, 2022 and December 31, 2021, the estimated fair value of the financing liability related to potential amounts payable to NovaQuest under the NovaQuest Funding Agreement, which is reflected in our condensed consolidated balance sheets as financing liability, totaled $31.7 million and $16.8 million, respectively.

Changes in estimated fair value of the financing liabilities in our unaudited condensed consolidated statements of operations and comprehensive loss are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Financing liability, related party
Change in fair value recognized in other expense (income), net	$3,800	$2,919	$900	$3,415
Change in fair value attributable to instrument-specific credit risk recognized in other comprehensive (income) loss	682	267	(4,733)	267
Financing liability
Change in fair value recognized in other expense (income), net	$3,800	$2,919	$900	$3,415
Change in fair value attributable to instrument-specific credit risk recognized in other comprehensive (income) loss	682	267	(4,733)	267

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
6. 2027 Convertible Senior Notes

In August 2022, we completed the offering of $345.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2027 (the 2027 Notes) pursuant to, and which are governed by, an indenture (the Indenture), between us and U.S. Bank Trust Company, National Association, as trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2027 Notes issued include the purchase of $45.0 million aggregate principal amount issued pursuant to the full exercise by the initial purchasers of the 2027 Notes of their option to purchase additional 2027 Notes. The aggregate net proceeds from the 2027 Notes offering totaled approximately $334.8 million, after deducting the initial purchasers' discounts of $9.5 million and other offering expenses of approximately $0.7 million.

The 2027 Notes accrue interest at a rate of 2.50% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2023. The 2027 Notes mature on August 15, 2027, unless earlier converted, redeemed or repurchased. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

Holders of 2027 Notes may convert all or any portion of their Notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2027, in multiples of $1,000 only in the following circumstances:

•
during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of our common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
•
during the five consecutive business days immediately after any 10 consecutive trading day period (the Measurement Period) in which the trading price per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day;
•
upon the occurrence of certain corporate events or distributions on our common stock, as defined in the Indenture; and
•
if we call the 2027 Notes for redemption.

From and after May 15, 2027, noteholders may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date.

The initial conversion rate is 21.5633 shares of common stock per $1,000 principal amount of the 2027 Notes, which represents an initial conversion price of approximately $46.38 per share of common stock, or a total of approximately 7,439,338 shares. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

We may not redeem the 2027 Notes at any time before August 20, 2025 and no sinking fund is required to be provided for the 2027 Notes. The 2027 Notes will be redeemable, in whole or in part (subject to certain limitations described below), at our option at any time, on or after August 20, 2025, and on or before the 50th scheduled trading day immediately before the maturity date, under certain circumstances defined within the Indenture. We may not redeem less than all of the outstanding notes unless at least $100.0 million aggregate principal amount of notes are outstanding and not called for redemption as of the time we send the related redemption notice. The redemption price will be a cash amount equal to the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, calling any of the 2027 Notes for redemption will constitute a Make-Whole Fundamental Change with respect to such notes, in which case the conversion rate applicable to the conversion of such notes will be increased in certain circumstances if it is converted after it is called for redemption.

The Indenture has customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) certain payment defaults on the 2027 Notes (which, in the case of a default in the payment of interest on the 2027 Notes, requires a default for 30 consecutive days); (ii) our failure to send certain notices under the Indenture within specified periods of time; (iii) our failure to convert the 2027 Notes upon the exercise of the conversion right with respect to such notes, subject to a three business day cure period; (iv) our failure to comply with certain covenants in the Indenture relating to our ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of our assets, taken as a whole, to another person; (v) a default in our other obligations or agreements under the Indenture or the 2027 Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (vi) certain defaults by us or any of our significant subsidiaries with respect to indebtedness for money borrowed of at least $50,000,000; and (vii) certain events of bankruptcy, insolvency and reorganization involving us or any of our significant subsidiaries. If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to us occurs, then the principal amount of, and all accrued and unpaid interest on, all of the 2027 Notes then outstanding will immediately become due and payable without any further action or notice. If any other Event of Default occurs and is continuing, then, the Trustee, by notice to us, or noteholders of at least 25% of the aggregate principal amount of the 2027 Notes then outstanding, by notice to us and the Trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2027 Notes then outstanding to become due and payable immediately. Notwithstanding the foregoing, we may elect, at our option, that the sole remedy for an Event of Default relating to certain failures by us to comply with certain reporting covenants in the Indenture consists exclusively of the right of the noteholders to receive special interest on the 2027 Notes.

The 2027 Notes are our senior, unsecured obligations and are (i) equal in right of payment with our existing and future senior, unsecured indebtedness; (ii) senior in right of payment to our existing and future indebtedness that is expressly subordinated to the 2027 Notes in right of payment; (iii) effectively subordinated to our future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries.

We accounted for the issuance of the 2027 Notes under ASC Topic 470-20, Debt: Debt with Conversion and Other Options, after the adoption of ASU 2020-06, which became effective beginning January 1, 2022. All of the proceeds received from the issuance of the 2027 Notes were recorded as a liability in our unaudited condensed consolidated balance sheet. In connection with the issuance of the 2027 Notes, we incurred approximately $10.2 million of debt issuance costs, which primarily consisted of initial purchasers’ discounts and other offering expenses. We accounted for the debt issuance costs as a debt discount for accounting purposes, which was recorded as a reduction in the carrying value of the debt in our unaudited condensed consolidated balance sheet and is being amortized to interest expense using the effective interest method over the expected life of the 2027 Notes or approximately their five-year term. As of September 30, 2022, accrued interest on the 2027 Notes of $1.1 million was included in accrued expenses and other current liabilities in our unaudited condensed consolidated balance sheet.

The net carrying amount of the 2027 Notes included in our unaudited condensed consolidated balance sheet consisted of the following:

	As of
(In thousands)	September 30, 2022	December 31, 2021
Principal amount	$345,000	$—
Unamortized debt discount	(9,994)	—
Net carrying amount	$335,006	$—

The following table sets forth the total interest expense related to the 2027 Notes recognized in interest income (expense), net in our unaudited condensed consolidated statements of operations and comprehensive loss for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Contractual interest expense	$1,054	$—	$1,054	$—
Amortization of debt issuance costs	232	—	232	—
Total interest expense	$1,286	$—	$1,286	$—
Effective interest rate	3.1%	—	3.1%	—

Future minimum payments under the 2027 Notes as of September 30, 2022, are as follows (in thousands):

Fiscal year ended December 31, 2022(1)	$—
Fiscal year ended December 31, 2023	8,601
Fiscal year ended December 31, 2024	8,625
Fiscal year ended December 31, 2025	8,625
Fiscal year ended December 31, 2026	8,625
Thereafter	353,625
Total future payments	$388,101
Less: amounts representing interest	(43,101)
Total principal amount	$345,000

(1) For the three months ended December 31, 2022.

7. Fair Value Measurements

The tables below present information about our assets and liabilities that are measured and carried at fair value on a recurring basis and indicate the level within the fair value hierarchy we utilized to determine such fair values:

As of September 30, 2022 (In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents
Money market funds	$178,801	$—	$—	$178,801
Commercial paper	—	69,799	—	69,799
Marketable securities (current)
U.S. government treasuries	107,522	—	—	107,522
U.S. government agencies	—	73,275	—	73,275
Corporate debt securities	—	9,371	—	9,371
Commercial paper	—	551,150	—	551,150
Marketable securities (non-current)
U.S. government agencies	—	39,863	—	39,863
Restricted cash
Money market funds	1,867	—	—	1,867
Total assets	$288,190	$743,458	$—	$1,031,648
Liabilities:
Financing liability, related party	$—	$—	$31,687	$31,687
Financing liability	—	—	31,687	31,687
Total liabilities	$—	$—	$63,374	$63,374

As of December 31, 2021 (In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents
Money market funds	$153,589	$—	$—	$153,589
Corporate debt securities	—	1,431	—	1,431
Commercial paper	—	37,998	—	37,998
Marketable securities (current)
U.S. government treasuries	171,063	—	—	171,063
Corporate debt securities	—	20,452	—	20,452
Commercial paper	—	181,155	—	181,155
Marketable securities (non-current)
U.S. government treasuries	52,269	—	—	52,269
Restricted cash
Money market funds	4,200	—	—	4,200
Total assets	$381,121	$241,036	$—	$622,157
Liabilities:
Financing liability, related party	$—	$—	$16,770	$16,770
Financing liability	—	—	16,770	16,770
Total liabilities	$—	$—	$33,540	$33,540

There have been no impairments of our assets measured and carried at fair value during the nine months ended September 30, 2022. There have been no changes in valuation techniques, inputs utilized or transfers between fair measurement levels in the periods presented.

The fair value of our Level 2 instruments were determined using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly. We validate the prices provided by our third-party pricing services by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of September 30, 2022 and December 31, 2021.

As of September 30, 2022, our financing liabilities represented our only Level 3 assets or liabilities carried at fair market value. Changes in the fair value remeasurement of our financing liabilities can result from changes in one or multiple inputs, including adjustments to discount rates, changes in the expected achievement or timing of any sales-based, development or regulatory milestones, changes in the amount or timing of expected net cash flows, changes in the probability or timing of certain clinical events and changes in the assumed probability or timing associated with regulatory approval. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.

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

Marketable Securities

The estimated fair value and amortized cost of our available-for-sale marketable debt securities, by contractual maturity and security type, are summarized as follows:

As of September 30, 2022 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less
U.S. government treasuries	$108,546	$—	$(1,024)	$107,522
U.S. government agencies	73,539	—	(264)	73,275
Corporate debt securities	9,424	—	(53)	9,371
Commercial paper	553,161	—	(2,011)	551,150
Due after one year through two years
U.S. government agencies	39,996	—	(133)	39,863
Total marketable securities	$784,666	$—	$(3,485)	$781,181

As of December 31, 2021 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less
U.S. government treasuries	$171,111	$—	$(48)	$171,063
Corporate debt securities	20,464	—	(12)	20,452
Commercial paper	181,176	11	(32)	181,155
Due after one year through two years
U.S. government treasuries	52,387	—	(118)	52,269
Total marketable securities	$425,138	$11	$(210)	$424,939

We had no realized gains or losses recognized on the sale or maturity of marketable securities during the nine months ended September 30, 2022 and 2021. To date, we have not recognized any allowances for credit losses or impairments in relation to our available-for-sale marketable securities as these marketable securities are comprised of high credit quality, investment grade securities that we do not intend or expect to be required to sell prior to their anticipated recovery, and the decline in fair value of these securities is attributable to factors other than credit losses. None of the marketable securities presented in the previous tables have been in a continuous unrealized loss position for 12 months or longer. Based on our evaluation, we determined credit losses related to marketable securities were immaterial for the three and nine months ended September 30, 2022.

The weighted average maturity of our marketable securities as of September 30, 2022 and December 31, 2021, was approximately six months and nine months, respectively.

Financing Liabilities

Upon execution of the Funding Agreements, we determined that the agreements qualified for election under the fair value option and initially measured the financial instruments at their issue-date estimated fair value. We revalue the related financial liabilities on a recurring basis at each reporting period.

As of September 30, 2022, the financing liability, related party and financing liability totaled $31.7 million and $31.7 million, respectively. We determined their respective estimated fair values using a Monte Carlo simulation model under the income approach determined by using probability assessments of the expected future cash receipts and expected future cash payments and a discount rate of approximately 11.0%. As of December 31, 2021, we used a discount rate of approximately 9.0%.

The following table provides a rollforward of the estimated fair value associated with our total financing liabilities:

For the Nine Months Ended September 30,
(In thousands)	2022
Beginning financing liabilities balance	$33,540
Funding commitment received	37,500
Change in fair value recognized in other expense (income), net	1,800
Change in fair value attributable to instrument-specific credit risk recognized in other comprehensive (income) loss	(9,466)
Ending financing liabilities balance	$63,374

For additional information related to the fair value of our financing liability and financing liability, related party, please read Note 5, Financing Liabilities, to these unaudited condensed consolidated financial statements.

2027 Convertible Senior Notes

The fair value of the 2027 Notes, which were issued in August 2022, may differ from the carrying value. The fair value is determined utilizing prices for the 2027 Notes observed in market trading. As the market for the trading of the 2027 Notes is not considered to be an active market, the estimate of fair value is considered a Level 2 measurement. As of September 30, 2022, the estimated fair value of the 2027 Notes, which has an aggregate carrying value of $335.0 million, was $322.5 million based on its market price on the last trading day for the period.

For additional information related to the 2027 Notes, please read Note 6, 2027 Convertible Senior Notes, to these unaudited condensed consolidated financial statements.

8. Financial Statement Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
(In thousands)	September 30, 2022	December 31, 2021
Prepaid clinical trial services	$2,721	$2,038
Prepaid research and development expenses	1,667	2,074
Prepaid insurance	580	4,701
Other prepaid expenses	2,610	2,225
Interest receivable	824	729
Other	338	562
Prepaid expenses and other current assets	$8,740	$12,329

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
(In thousands)	September 30, 2022	December 31, 2021
Computer equipment and software	$996	$946
Furniture and fixtures	459	437
Laboratory equipment	9,378	5,617
Leasehold improvements	23,461	23,286
Construction in progress	54	729
Less: Accumulated depreciation	(6,025)	(2,566)
Property and equipment, net	$28,323	$28,449

Other Long-Term Assets

Other long-term assets consisted of the following:

	As of
(In thousands)	September 30, 2022	December 31, 2021
Other prepaid expenses, net of current portion	$1,781	$1,806
Deferred expenses associated with financing activities	307	485
Other	709	442
Other long-term assets	$2,797	$2,733

As of September 30, 2022 and December 31, 2021, other prepaid expenses, net of current portion, primarily consisted of deposits paid under certain contract research organization agreements that will be held until the completion of the related clinical trials that are anticipated to end more than 12 months from the balance sheet date.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
(In thousands)	September 30, 2022	December 31, 2021
Accrued external research and development services	$23,901	$16,097
Accrued compensation and personnel costs	12,668	10,827
Accrued property and equipment	213	109
Accrued professional fees and consulting services	3,495	1,270
Interest payable	1,054	—
Other	933	500
Accrued expenses and other current liabilities	$42,264	$28,803

Interest Income (Expense), net

Interest income (expense), net consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Interest income, net	$3,992	$13	$4,954	$38
Interest expense	(1,286)	—	(1,286)	—
Interest income (expense), net	$2,706	$13	$3,668	$38

Other Income (Expense), net

Other income (expense), net consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Loss on fair value remeasurement of financing liability, related party	$(3,800)	$(2,919)	$(900)	$(3,415)
Loss on fair value remeasurement of financing liability	(3,800)	(2,919)	(900)	(3,415)
Loss on fair value remeasurement of private placement warrants	—	(1,711)	—	(3,881)
Other, net	21	4	30	2
Other income (expense), net	$(7,579)	$(7,545)	$(1,770)	$(10,709)

9. Stockholders’ Equity

Preferred Stock

Pursuant to the terms of our certificate of incorporation, we have 10,000,000 authorized shares of preferred stock, par value $0.0001 per share, all of which shares of preferred stock are undesignated. Our board of directors or any authorized committee thereof is expressly authorized, without further action by our stockholders, to issue such shares of preferred stock from time to time on terms it may determine, to divide shares of preferred stock into one or more series and to fix the designations, preferences, privileges and restrictions of preferred stock. There were no issued and outstanding shares of preferred stock as of September 30, 2022 and December 31, 2021.

Common Stock

Pursuant to the terms of our certificate of incorporation, we have 500,000,000 authorized shares of common stock, par value $0.0001 per share. There were 156,243,808 and 147,719,523 shares of common stock issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.

Voting

The holders of our common stock are entitled to one vote for each share of common stock held of record by such holder on all matters voted upon by our stockholders, provided, however, that, except as otherwise required in our certificate of incorporation or by applicable law, the holders of our common stock are not entitled to vote on any amendment to our certificate of incorporation (or on any amendment to a certificate of designations of any series of preferred stock) that relates solely to the terms of one or more outstanding series of preferred stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon, and there is no cumulative voting.

Dividends

Subject to any other provisions of our certificate of incorporation, holders of our common stock are entitled to receive ratably, in proportion to the number of shares of common stock held by them, such dividends and other distributions in cash, stock or property when, as and if declared thereon by our board of directors from time to time out of our assets or funds legally available therefor. No dividends have been declared to date.

August 2022 Public Offering

In August 2022, we completed a follow-on public offering of our common stock pursuant to which we issued and sold 7,250,000 shares of our common stock at a price to the public of $35.00 per share. The aggregate net proceeds from this offering totaled approximately $238.3 million, after deducting underwriting discounts and commissions of $14.6 million and offering expenses of approximately $0.9 million. Additionally, we reclassified $0.2 million of deferred offering costs to additional paid-in capital as a result of this offering related to our shelf registration statement, which was originally filed in November 2021. For additional information related to our accounting policies for offering costs, please read Note 4, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in our Annual Report.

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

ATM Program

On November 10, 2021, we entered into an open market sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $250.0 million of our common stock from time-to-time in “at-the-market” offerings (the ATM Program). As of September 30, 2022 and December 31, 2021, no sales had been made pursuant to the ATM Program.

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

For the three and nine months ended September 30, 2021, we recognized net losses of $1.7 million and $3.9 million, respectively, as a component of other income (expense), net, related to the changes in fair value of our private placement warrants. No private placement warrants remained outstanding as of September 30, 2022 and December 31, 2021. For additional information on our private placement warrants, please read Note 12, Stockholders’ Equity, to our audited consolidated financial statements included in our Annual Report.

10. Equity-Based Compensation

Equity-based Compensation Expense

The following table summarizes equity-based compensation expense included in our unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Research and development	$4,438	$2,493	$13,246	$6,412
General and administrative	5,258	3,641	15,156	11,043
Total equity-based compensation expense included in total operating expense	$9,696	$6,134	$28,402	$17,455

The following table summarizes equity-based compensation expense by award type included in our unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Stock options	$9,551	$6,006	$27,853	$17,069
Restricted stock units	31	22	59	65
Employee stock purchase plan	114	106	490	321
Total equity-based compensation expense included in total operating expense	$9,696	$6,134	$28,402	$17,455

Stock Options

The following table summarizes our stock option activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	16,066,064	$9.92	8.09	$362,250
Granted	3,094,724	$29.87
Exercised	(1,208,154)	$8.12
Forfeited, canceled or expired	(678,831)	$15.73
Outstanding at September 30, 2022	17,273,803	$13.39	7.74	$265,058
Options vested and expected to vest as of September 30, 2022	17,273,803	$13.39	7.74	$265,058
Options exercisable as of September 30, 2022	8,561,130	$7.65	6.88	$176,570

The aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of in-the-money options. Our closing stock price as reported on the NASDAQ Stock Market on September 30, 2022 was $28.26.

As of September 30, 2022, total unrecognized equity-based compensation expense relating to stock options was $106.4 million. This amount is expected to be recognized over a weighted average period of 2.9 years.

Stock options granted during the nine months ended September 30, 2022, include our annual long-term incentive awards, which were granted in February 2022.

The weighted-average assumptions that we used to determine the fair value of stock options granted to employees and directors are summarized as follows:

	For the Nine Months Ended September 30,
	2022	2021
Risk free interest rate	2.15%	0.77%
Expected term (in years)	6.04	6.04
Expected volatility	96.1%	94.0%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$23.23	$10.49

11. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share amounts and per share data)	2022	2021	2022	2021
Numerator:
Net loss	$(99,938)	$(62,059)	$(258,703)	$(166,279)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	152,304,645	144,022,109	149,544,252	132,971,450
Net loss per share, basic and diluted	$(0.66)	$(0.43)	$(1.73)	$(1.25)

Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of all potential dilutive securities would have been anti-dilutive. The shares in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of
	September 30, 2022	September 30, 2021
Stock options outstanding	17,273,803	16,276,721
Restricted stock units outstanding	18,932	28,540
ESPP shares issuable	14,753	27,235
Common stock issuable upon conversion of the 2027 Notes	7,439,338	—
Total	24,746,826	16,332,496

12. Income Taxes

For the three and nine months ended September 30, 2022 and 2021, we did not record income tax benefits for net operating losses incurred or for the research and development tax credits generated in each period due to the uncertainty of realizing a benefit from those items. Our tax provision and the resulting effective tax rate for interim periods is determined based upon our estimated annual effective tax rate, adjusted for the effect of discrete items arising during the interim quarterly period. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarterly period, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarterly period, we update our estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter.

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We have considered our history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of September 30, 2022 and December 31, 2021, we have recorded a full valuation allowance against our net deferred tax assets.

13. Legal Proceedings

We, from time to time, may be subject to various legal proceedings and claims that may arise in the ordinary course of business. We were not subject to any material legal proceedings as of September 30, 2022, and, to the best of our knowledge, no material legal proceedings are currently pending or threatened.

14. Commitments and Contingencies

As of September 30, 2022, we have several ongoing clinical studies in various clinical trial stages. Our most significant contracts relate to agreements with contract research organizations (CROs) for clinical trials and preclinical studies and contract manufacturing organizations (CMOs) for the manufacturing of drug substance, which we enter into in the normal course of business. The contracts with CROs and CMOs are generally cancellable, with notice, at our option.

Guarantees and Indemnification Obligations

We enter into standard indemnification obligations in the ordinary course of business. Pursuant to these obligations, we indemnify and agree to reimburse the indemnified party for certain losses and costs incurred by the indemnified party. The term of these indemnification obligations is generally perpetual after execution of the agreement. In addition, we have entered into indemnification obligations with members of our board of directors and our executive officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. To date, we have not incurred any losses or any material costs related to these indemnification obligations and no claims with respect thereto were outstanding. We do not believe that the outcome of any claims under indemnification arrangements will have a material effect on our financial position, results of operations and cash flows, and we have not accrued any liabilities related to such obligations in our condensed consolidated financial statements as of September 30, 2022 and December 31, 2021.

15. Related Parties

As of September 30, 2022 and December 31, 2021, Pfizer held 27,349,211 shares of our common stock and had nominated two members to our board of directors. For information related to our license agreement with Pfizer, please read Note 4, Pfizer License Agreement, to these unaudited condensed consolidated financial statements.

As of September 30, 2022 and December 31, 2021, Bain Investor held 60,632,356 shares of our common stock and had nominated four members to our board of directors.

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

16. Subsequent Events

We have completed an evaluation of all subsequent events after the unaudited balance sheet date of September 30, 2022, through November 8, 2022, the issuance date of these financial statements, to ensure that these unaudited condensed consolidated financial statements include appropriate disclosure of material events both recognized in our unaudited condensed consolidated financial statements as of September 30, 2022, and material events which occurred subsequently but were not recognized in our unaudited condensed consolidated financial statements. We have concluded that no such subsequent events have occurred that require disclosure.

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

Overview

Introduction

We are a clinical-stage biopharmaceutical company pursuing a targeted approach to neuroscience that combines a deep understanding of disease-related biology and neurocircuitry of the brain with advanced chemistry and central nervous system, or CNS, target receptor selective pharmacology to discover and design new therapies. We seek to transform the lives of patients through the development of new therapies for neuroscience diseases, including schizophrenia, epilepsy and Parkinson’s disease. We are advancing our extensive and diverse pipeline with numerous clinical trials underway or planned, including three ongoing Phase 3 trials and an open-label extension trial for tavapadon in Parkinson's, two ongoing Phase 2 trials and an open-label extension trial for emraclidine in schizophrenia and an ongoing Phase 2 proof-of-concept trial and an open-label extension trial for darigabat in focal epilepsy. See “—Our Pipeline” below. We have built a highly experienced team of senior leaders and neuroscience drug developers who combine a nimble, results-driven biotech mindset with the proven expertise of large pharmaceutical company experience and capabilities in drug discovery and development.

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

Key Business Developments

In August 2022, we completed a follow-on public offering of our common stock pursuant to which we issued and sold 7,250,000 shares of our common stock at a price to the public of $35.00 per share. The aggregate net proceeds from this offering totaled approximately $238.3 million, after deducting underwriting discounts and commissions and offering expenses. Concurrently, we completed the offering of $345.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2027, or the 2027 Notes, in a private offering to qualified institutional buyers. The aggregate net proceeds from the 2027 Notes offering totaled approximately $334.8 million, after deducting the initial purchasers' discounts and offering expenses.

Our Pipeline

The following table summarizes our current portfolio of product candidates. This table does not include multiple additional preclinical programs that have not yet been disclosed.

Our Lead Programs

1.
Emraclidine is a positive allosteric modulator, or PAM, that selectively targets the muscarinic acetylcholine 4 receptor subtype, or M4. In June 2021, we announced positive topline results for a Phase 1b trial of emraclidine in schizophrenia, consisting of Part A, a multiple ascending dose study and Part B, a pharmacodynamic assessment. Emraclidine demonstrated a clinically meaningful and statistically significant improvement in the Positive and Negative Syndrome Scale total score at six weeks and was generally well-tolerated compared with placebo at the two dose levels evaluated in Part B. We initiated two Phase 2 clinical trials in schizophrenia in June 2022 and a 52-week open-label extension trial to begin development of the required safety database in September 2022. Data are expected from the Phase 2 trials in the first half of 2024. We are also conducting an eight-week ambulatory blood pressure monitoring trial, with data expected by the end of 2022. In addition, we plan to evaluate the potential of this mechanism in other populations, including Alzheimer’s disease psychosis. We plan to initiate a Phase 1 trial evaluating the safety, tolerability and pharmacokinetics in elderly healthy volunteers by the end of 2022 to support the future development of emraclidine in

Alzheimer's disease psychosis. In the fourth quarter of 2022, the FDA granted Fast Track Designation for emraclidine for the treatment of hallucinations and delusions associated with Alzheimer's disease psychosis.
2.
Darigabat is a PAM that selectively targets the alpha-2/3/5 subunits of the GABAA receptor. In the second half of 2020, we initiated a Phase 2 proof-of-concept trial, known as REALIZE, in patients with drug-resistant focal onset seizures, or focal epilepsy. Data are expected mid-year 2023 for the Phase 2 proof-of-concept trial in focal epilepsy. In February 2022, we announced positive topline results for a Phase 1 trial of darigabat in acute anxiety in healthy volunteers. Both doses of darigabat demonstrated clinically meaningful and statistically significant anxiolytic activity compared with placebo in this proof-of-principle trial. Darigabat was generally well-tolerated in this trial, with no serious adverse events and no discontinuations in the darigabat cohorts. We intend to initiate a Phase 2 proof-of-concept trial of darigabat in panic disorder in 2023.
3.
Tavapadon is a selective dopamine D1/D5 receptor partial agonist that we are developing for the treatment of early- and late-stage Parkinson’s disease. We initiated a registration-directed Phase 3 program for tavapadon beginning in January 2020, which includes two trials in early-stage Parkinson’s, known as TEMPO-1 and TEMPO-2, one trial in late-stage Parkinson’s, known as TEMPO-3, and an open-label extension trial, known as TEMPO-4. We recently confirmed a total target enrollment of 500 patients in TEMPO-3 via a previously planned variability assessment, which was within our anticipated enrollment range. Enrollment in the TEMPO trials has been impacted due to residual post-COVID landscape challenges and other factors. As a result, we anticipate a delay in the TEMPO-3 readout beyond the first half of 2023. Following a detailed review of all environmental factors, we plan to provide updated timing on the TEMPO-3 readout in the first quarter of 2023. Timelines for TEMPO-1 and TEMPO-2 are also currently under review.
4.
CVL-871 is a selective dopamine D1/D5 receptor partial agonist specifically designed to achieve a modest level of partial agonism, which we believe may be useful in modulating the complex neural networks that govern cognition, motivation and apathy behaviors in neurodegenerative diseases. In the second quarter of 2021, the FDA granted Fast Track Designation for CVL-871 for the treatment of dementia-related apathy. We are conducting a Phase 2a exploratory trial in dementia-related apathy. We are re-evaluating the timeline of the Phase 2a exploratory trial and no longer expect the data to read out in the first half of 2023. We plan to provide an updated timeline in the first quarter of 2023.

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
•
our selective M4 agonist program for the treatment of psychosis and other indications; and
•
our LRRK2 inhibitor program that has the potential to address disease progression in Parkinson’s.

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

Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as global supply chain disruptions, global trade disputes and/or political instability. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Additionally, rising inflation rates may affect us by increasing operating expenses, such as employee-related costs and clinical trial expenses.

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

In the future, we will require additional capital to meet operational needs and capital requirements. We are eligible to receive up to $125.0 million pursuant to the Funding Agreements (as defined herein), of which approximately $31.1 million and $37.5 million was received in April 2021 and April 2022, respectively. Except for this source of funding, we do not have any committed external source of liquidity. Until such time, if ever, as we can generate substantial product revenue, we will need substantial additional funding to support our continuing operations and pursue our growth strategy, and we may finance our operations through a combination of additional private or public equity offerings, debt financings, collaborations, strategic alliances, marketing, distribution or licensing arrangements with third parties or through other sources of financing. We intend to consider opportunities to raise additional funds through the sale of equity or debt securities when market conditions are favorable for us to do so. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. However, the trading prices for our common stock and for other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. Similarly, adverse market or macroeconomic conditions and market volatility resulting from global economic developments, political unrest, high inflation, the ongoing COVID-19 pandemic or other factors, could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms, or at all. To the extent that we raise additional capital through the sale of private or public equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, obtain funds through arrangement with collaborators on terms unfavorable to us or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of our stockholders.

We have incurred significant operating losses since our inception and, as of September 30, 2022, we had an accumulated deficit of $874.9 million and had not yet generated revenues. We have funded our operations primarily with the net proceeds received from the issuance of preferred stock, common stock and convertible senior notes, net proceeds from the consummation of our Business Combination (as defined herein) and our Funding Agreements.

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
•
experience an increase in headcount as we expand our research and development organization and market development and pre-commercial planning activities;
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

Impact of the Ongoing COVID-19 Pandemic

We are closely monitoring the impact of the ongoing COVID-19 pandemic on all aspects of our business, including how it has impacted and may continue to impact our operations and the operations of our suppliers, vendors and business partners. The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which, despite progress in vaccination efforts, are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19, such as new variants or subvariants, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines and the extent and effectiveness of actions to contain COVID-19 or treat its impact, including vaccination campaigns, COVID-19 treatments and lockdown measures, among others. In addition, recurrences or additional waves of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage were to experience prolonged business shutdowns or other disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.

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
•
the duration of patient follow-up;
•
the efficacy and safety profile of our product candidates; and
•
the impact of adverse macroeconomic, labor and other market conditions on our supply chain and clinical trial operations and timelines.

Changes in any of these assumptions could significantly impact the cost and timing associated with the development of our product candidates. Additionally, future competition and commercial and regulatory factors beyond our control may also impact our clinical development programs and plans.

General and Administrative

We expense general and administrative costs as incurred. General and administrative expenses consist primarily of salaries, benefits and equity-based compensation for personnel in executive, finance, human resources, legal and other corporate functions. General and administrative expenses also include legal fees incurred relating to corporate and patent matters, professional fees incurred for auditing, consulting services, market development and pre-commercial planning activities, and insurance costs, facilities-related costs and depreciation expenses.

We estimate and accrue for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from our service providers. We reassess and adjust our accruals as actual costs become known or as additional information becomes available.

We expect our general and administrative expenses will increase both in the near-term and beyond as we continue to build general corporate infrastructure to support the growth of our organization as we expand our research and development organization and market development and pre-commercial planning activities.

Interest Income (Expense), Net

Interest income consists of interest earned on our cash, cash equivalents, marketable securities and restricted cash. Interest expense consists of interest charged on the outstanding principal balance of the 2027 Notes and amortization of debt issuance costs utilizing the effective interest method over the expected term of the 2027 Notes.

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

As permitted under ASC 825, Financial Instruments, we elected the Fair Value Option for our financing liabilities, wherein the financial instruments were initially measured at their issue-date estimated fair value and are subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in the fair value of our financing liabilities, excluding the impact of the change in fair value attributable to instrument-specific credit risk, are separately presented as a component of other income (expense), net in our consolidated statements of operations and comprehensive loss. The portion of the fair value adjustment attributed to a change in the instrument-specific credit risk is recognized and separately presented as a component of other comprehensive income (loss). Changes in the fair value of our financing liabilities can result from changes to one or multiple inputs, including adjustments to discount rates, changes in the expected achievement or timing of any sales-based, development and regulatory milestones, changes in the amount or timing of expected net cash flows, changes in the probability or timing of certain clinical events and changes in the assumed probability or timing associated with regulatory approval.

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

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements or our tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2022, we continue to maintain a full valuation allowance against all of our deferred tax assets based on our evaluation of all available evidence.

We file income tax returns in the U.S. federal tax jurisdiction and state jurisdictions and may become subject to income tax audits and adjustments by related tax authorities. Our initial tax return period for U.S. federal income taxes was the 2018 period. We currently remain open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the 2021, 2020, and 2019 tax years. To the extent we have loss and credit carryforwards, the tax years in which the carryforward was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. We record reserves for potential tax payments to various tax authorities related to uncertain tax positions. The nature of uncertain tax positions is subject to significant judgment by management and subject to change, which may be substantial. These reserves are based on a determination of whether and how much a tax benefit taken by us in our tax filings or positions is more likely than not to be realized following the resolution of any potential contingencies related to the tax benefit. We develop our assessment of uncertain tax positions, and the associated cumulative probabilities, using internal expertise and assistance from third-party experts. As additional information becomes available, estimates are revised and refined. Differences between estimates and final settlement may occur resulting in additional tax expense. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of our income tax benefit (provision), net. To date, no amounts are being presented as an uncertain tax position.

Results of Operations

The following table summarizes our results of operations:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Operating expenses:
Research and development	$71,385	$40,159	78%	$198,947	$114,014	74%
General and administrative	23,680	14,368	65%	61,654	41,594	48%
Total operating expenses	95,065	54,527	74%	260,601	155,608	67%
Loss from operations	(95,065)	(54,527)	74%	(260,601)	(155,608)	67%
Interest income (expense), net	2,706	13	**	3,668	38	**
Other income (expense), net	(7,579)	(7,545)	**	(1,770)	(10,709)	**
Loss before income taxes	(99,938)	(62,059)	61%	(258,703)	(166,279)	56%
Income tax benefit (provision), net	—	—	—	—	—	—
Net loss	$(99,938)	$(62,059)	61%	$(258,703)	$(166,279)	56%

** – Not meaningful

Research and Development

The following table summarizes the components of research and development expense:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Tavapadon	$14,288	$13,792	4%	$40,844	$37,013	10%
Emraclidine	19,477	1,494	1204%	50,868	12,701	301%
Darigabat	5,900	4,139	43%	16,720	14,139	18%
CVL-871	843	1,385	(39)%	2,748	3,838	(28)%
Other research and development programs	5,024	3,725	35%	17,028	8,774	94%
Unallocated	5,066	4,358	16%	14,610	8,624	69%
Personnel costs	16,349	8,773	86%	42,883	22,513	90%
Equity-based compensation	4,438	2,493	78%	13,246	6,412	107%
Total research and development	$71,385	$40,159	78%	$198,947	$114,014	74%

For the three and nine months ended September 30, 2022, compared to the same period in 2021, the increase in research and development expense reflects the continued advancement of our tavapadon, emraclidine and darigabat programs as well as increased investment in our preclinical and discovery research efforts. The increase in unallocated costs primarily reflects an increase in certain facilities-related costs following our laboratory becoming operational in the second quarter of 2021. The increase in personnel costs and equity-based compensation reflects the continued growth of our workforce as we expand capabilities to advance our pipeline.

For the three and nine months ended September 30, 2022, expense associated with other research and development programs was reduced by $1.0 million and $3.1 million, respectively, related to the reimbursement of certain research and development costs received from the National Institute of Drug Abuse, or NIDA. For the three and nine months ended September 30, 2021, there were no reimbursements received from the NIDA.

General and Administrative

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In thousands)	2022	2021	Change	2022	2021	Change
General and administrative	$23,680	$14,368	65%	$61,654	$41,594	48%

For the three and nine months ended September 30, 2022, compared to the same period in 2021, the increase in general and administrative expense was primarily due to higher personnel costs, including equity-based compensation, as we continued to grow our organization. The increase in general and administrative expense also reflects market development and the initiation of pre-commercial planning activities as well as higher fees and services supporting our ongoing business activities. General and administrative expense for the nine months ended September 30, 2021, includes a $2.5 million net charge associated with the departure of certain executives.

Interest Income (Expense), Net

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Interest income, net	$3,992	$13	**	$4,954	$38	**
Interest expense	(1,286)	—	**	(1,286)	—	**
Total interest income (expense), net	$2,706	$13	**	$3,668	$38	**

Interest income, net primarily consists of interest earned on our cash, cash equivalents, marketable securities and restricted cash. For the three and nine months ended September 30, 2022, compared to the same period in 2021, the increase in interest income, net, reflects a higher average comparable cash, cash equivalent, marketable security, and restricted cash balance and higher returns earned as we began investing in available-for-sale marketable securities in the fourth quarter of 2021.

Interest expense primarily consists of interest accrued on the principal balance of the 2027 Notes and the amortization of debt issuance costs. For additional information related to the 2027 Notes, please read Note 6, 2027 Convertible Senior Notes, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Other Income (Expense), Net

The following table summarizes other income (expense), net:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Loss on fair value remeasurement of financing liability, related party	$(3,800)	$(2,919)	30%	$(900)	$(3,415)	(74)%
Loss on fair value remeasurement of financing liability	(3,800)	(2,919)	30%	(900)	(3,415)	(74)%
Loss on fair value remeasurement of private placement warrants	—	(1,711)	**	—	(3,881)	**
Other, net	21	4	**	30	2	**
Other income (expense), net	$(7,579)	$(7,545)	**	$(1,770)	$(10,709)	**

For the three and nine months ended September 30, 2022, other income (expense), net primarily reflects net gains recognized on the fair value remeasurement of our financing liabilities associated with the Funding Agreements that were entered into in April 2021. The changes in the fair value remeasurement of our financing liabilities associated with the Funding Agreements were primarily due to the impact of changes to our discount rates and the passage of time.

For the three and nine months ended September 30, 2021, other income (expense), net primarily reflects net losses recognized on fair value remeasurement of our financing liabilities and private placement warrants. Changes in fair value remeasurement of our financing liabilities were primarily due to changes in our discount rate and the passage of time. Changes in fair value remeasurement of our private placement warrants were primarily due to changes in the fair values of our common stock and public warrants, as well as changes in the volatility implied by the market price of our public warrants, through their cashless exercise and settlement in September 2021.

For additional information related to the fair value of our financing liabilities associated with the Funding Agreements, please read Note 5, Financing Liabilities, and Note 7, Fair Value Measurements, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. For additional information on our private placement warrants, please read Note 9, Stockholders’ Equity, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Liquidity and Capital Resources

Sources of Liquidity and Capital

We have incurred significant operating losses since our inception, and we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses totaled $258.7 million and $166.3 million for the nine months ended September 30, 2022 and 2021, respectively, and as of September 30, 2022, we had an accumulated deficit of $874.9 million. We have not yet generated revenues.

Our cash, cash equivalents and marketable securities totaled $1,029.8 million as of September 30, 2022. Until required for use in our business, we typically invest our cash in money market funds and investment grade short to intermediate-term fixed income securities. We attempt to minimize credit risk related to our cash, cash equivalents and marketable securities by maintaining balances in accounts only with accredited financial institutions and maintaining a well-diversified portfolio that limits the amount of exposure as to institution, maturity, and investment type.

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

In November 2021, we entered into an open market sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $250.0 million of our common stock from time-to-time in “at-the-market” offerings, or the ATM Program. As of September 30, 2022, no sales had been made pursuant to the ATM Program.

In August 2022, we completed a follow-on public offering of our common stock pursuant to which we issued and sold 7,250,000 shares of our common stock at a price to the public of $35.00 per share. The aggregate net proceeds from this offering totaled approximately $238.3 million, after deducting underwriting discounts and commissions of $14.6 million and offering expenses of approximately $0.9 million.

In August 2022, we completed the offering of $345.0 million aggregate principal amount of the 2027 Notes pursuant to, and which are governed by, an indenture, or the Indenture, between us and U.S. Bank Trust Company, National Association, as trustee, or the Trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, or the Securities Act. The 2027 Notes issued include the purchase of $45.0 million aggregate principal amount issued pursuant to the full exercise by the initial purchasers of the 2027 Notes of their option to purchase additional 2027 Notes. The aggregate net proceeds from the 2027 Notes offering totaled approximately $334.8 million, after deducting the initial purchasers' discounts of $9.5 million and other offering expenses of approximately $0.7 million.

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
•
the settlement method used for the outstanding 2027 Notes;
•
our headcount growth and associated costs as we expand our research and development and market development and pre-commercial planning activities;
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

Working Capital

The following table summarizes our total working capital, defined as current assets less current liabilities:

	As of
(In thousands)	September 30, 2022	December 31, 2021	Change
Current assets	$998,658	$578,017	73%
Current liabilities	(60,020)	(42,538)	41%
Total working capital	$938,638	$535,479	75%

The increase in working capital at September 30, 2022 from December 31, 2021, reflects a net increase in total current assets of $420.6 million, partially offset by a net increase in total current liabilities of $17.5 million.

The net increase in total current assets was primarily driven by a net increase in our cash and cash equivalents and marketable securities primarily consisting of net proceeds received from our August 2022 follow-on public offering of common stock and issuance of the 2027 Notes, partially offset by cash used in operations as discussed in further detail below.

The net increase in current liabilities was primarily due to increases in accrued expenses and other liabilities, as discussed in further detail below.

Cash Flows

The following table summarizes our sources and uses of cash:

	For the Nine Months Ended September 30,
(In thousands)	2022	2021	Change
Net cash flows used in operating activities	$(205,709)	$(125,802)	64%
Net cash flows used in investing activities	(362,102)	(9,431)	3739%
Net cash flows provided by financing activities	621,060	421,286	47%
Net increase in cash, cash equivalents and restricted cash	$53,249	$286,053	(81)%

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

Net cash flows used in operating activities is derived by adjusting our net loss for:

•
non-cash operating items such as depreciation and amortization, adjustments to operating lease expense, equity-based compensation, amortization of debt issuance costs and amortization of premiums and accretion of discounts on marketable securities;
•
changes in operating assets and liabilities reflecting timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations; and
•
changes in the fair value remeasurement of our financing liabilities and private placement warrants.

For the nine months ended September 30, 2022, cash used in operating activities primarily reflects our net loss for the period of $258.7 million, adjusted for net non-cash adjustments totaling $32.4 million and a net change of $20.6 million in our net operating assets and liabilities. Our non-cash adjustments primarily consisted of $28.4 million of equity-based compensation expense. The net changes in our operating assets and liabilities primarily reflects an increase in accrued expenses and other liabilities and a decrease in prepaid expenses and other current assets. The net increase in accrued expenses and other liabilities was primarily driven by increases in accruals related to external research and development services, professional fees and consulting services, compensation and personnel costs and interest on the 2027 Notes. The decrease in prepaid expenses and other current assets was primarily due to the recognition of expenses for prepaid insurance premiums.

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

Cash Flows Used in Investing Activities

For the nine months ended September 30, 2022, net cash used in investing activities reflected $713.2 million used for purchases of marketable securities and $3.5 million used for purchases of property and equipment, partially offset by $354.6 million in maturities and redemptions of marketable securities.

For the nine months ended September 30, 2021, cash used in investing activities reflected $9.4 million used for purchases of property and equipment, primarily related to the build-out of our Cambridge, Massachusetts headquarters.

Cash Flows Provided by Financing Activities

For the nine months ended September 30, 2022, net cash provided by financing activities totaled $621.1 million, primarily reflecting $238.3 million of net proceeds received from our August 2022 follow-on public offering of common stock, $334.8 million of net proceeds received from the issuance of the 2027 Notes, $37.5 million of proceeds received under the Funding Agreements and $10.7 million of proceeds received from the exercise of stock options and purchases of stock under our employee stock purchase plan.

For the nine months ended September 30, 2021, net cash provided by financing activities totaled $421.3 million, reflecting $328.3 million of net proceeds received from our July 2021 follow-on public offering of common stock, $55.5 million of net proceeds received from exercises of public warrants, $31.3 million of proceeds received under the Funding Agreements and $6.3 million of proceeds received from stock option exercises and purchases of stock under our ESPP.

Contractual Obligations and Other Commitments

Our contractual obligations primarily consist of our obligations under non-cancellable operating leases, convertible debt obligations, contracts and other purchase obligations.

Our most significant contracts relate to agreements with CROs for clinical trials and preclinical studies, CMOs and other service providers for operating purposes, which we enter into in the normal course of business. These contracts are generally cancelable at any time by us following a certain period after notice and therefore, we believe that our non-cancelable obligations under these agreements are not material. In addition, we have obligations with respect to potential future royalties payable, contingent development, regulatory and commercial milestone payments and potential amounts related to uncertain tax positions. The timing and amount of such obligations are unknown or uncertain as of September 30, 2022.

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

2027 Convertible Senior Notes

In August 2022, we completed the offering of $345.0 million aggregate principal amount of the 2027 Notes pursuant to, and which are governed by the Indenture between us and the Trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

The 2027 Notes accrue interest at a rate of 2.50% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2023. The 2027 Notes mature on August 15, 2027, unless earlier converted, redeemed or repurchased. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

The 2027 Notes are our senior, unsecured obligations and are (i) equal in right of payment with our existing and future senior, unsecured indebtedness; (ii) senior in right of payment to our existing and future indebtedness that is expressly subordinated to the 2027 Notes in right of payment; (iii) effectively subordinated to our future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries.

For additional information related to the 2027 Notes, please read Note 6, 2027 Convertible Senior Notes, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Management Agreement

In connection with the Business Combination, we entered into a management agreement with Bain Capital Private Equity, LP and Bain Capital Life Sciences, LP, providing for the expense reimbursement and indemnification of such entities. To date, no amounts have been incurred under the management agreement.

Contract Research and Manufacturing Organizations

As of September 30, 2022 and December 31, 2021, we recorded accrued expenses of approximately $19.6 million and $12.2 million, respectively, in our condensed consolidated balance sheets for expenditures incurred by CROs and CMOs.

Tax Related Obligations

To date, we have not recognized any reserves related to uncertain tax positions. As of September 30, 2022 and December 31, 2021, we had no accrued interest or penalties related to uncertain tax positions.

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

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We had cash, cash equivalents and marketable securities of $1,029.8 million and $618.0 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, these balances consisted of bank deposits, highly liquid money market funds and investment grade short to intermediate-term fixed income securities.

Interest Rate Sensitivity

The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of September 30, 2022, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $4.1 million to our interest rate sensitive instruments. As of December 31, 2021, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $2.7 million to our interest rate sensitive instruments. Fluctuations in interest rates have not been significant for us in any periods presented.

The 2027 Notes bear interest at a fixed rate and therefore have minimal exposure to changes in interest rates. However, because these interest rates are fixed, we may be paying a higher interest rate, relative to market, in the future if our credit rating improves or other circumstances change. Our cash flows on this debt obligation are not subject to variability as a result of changes in interest rates.

Equity Price Risk

The 2027 Notes include conversion and settlement provisions that are based on the price of our common stock at conversion or maturity of the 2027 Notes. The number of shares of common stock and/or amount of cash we may be required to pay upon conversion or maturity of the 2027 Notes is determined by the price of our common stock. The fair value of the 2027 Notes is dependent on the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes.

For additional information related to the 2027 Notes, please read Note 6, 2027 Convertible Senior Notes, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Foreign Currency Exchange Risk

We currently do not have significant exposure to foreign currencies as we hold no foreign exchange contracts, option contracts, or other foreign hedging arrangements. Further, our operating activities are predominately denominated in U.S. dollars. Fluctuations in exchange rates have not been significant for us in any periods presented.

Inflation Risk

Inflation generally affects us by increasing operating expenses, such as employee-related costs and clinical trial expenses. We do not believe that inflation has had a significant impact on our business, financial condition, or results of operations for any periods presented herein. Significant adverse changes in inflation and prices could negatively impact our future results of operations.

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required with respect to this item can be found in Note 13, Legal Proceedings, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and is incorporated by reference into this Item 1.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date, nor do we expect to generate any revenue from product sales for the next few years, if ever. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $258.7 million and $166.3 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $874.9 million and had not yet generated revenues. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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
•
experience an increase in headcount as we expand our research and development organization and market development and pre-commercial planning activities;
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
•
the settlement method used for the outstanding 2027 convertible senior notes, or the 2027 Notes;
•
our headcount growth and associated costs as we expand our research and development and market development and pre-commercial planning activities;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and
•
the costs of operating as a public company.

We cannot be certain that additional funding will be available on acceptable terms, or at all. For instance, the trading prices for our common stock and for other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. Similarly, adverse market or macroeconomic conditions and market volatility resulting from global economic developments, political unrest, high inflation, the ongoing COVID-19 pandemic or other factors, could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms, or at all. To the extent that we raise additional capital through the sale of private or public equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, obtain funds through arrangement with collaborators on terms unfavorable to us or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of our stockholders.

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

The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which, despite progress in vaccination efforts, are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19, such as new variants or subvariants, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines and the extent and effectiveness of actions to contain COVID-19 or treat its impact, including vaccination campaigns, COVID-19 treatments and lockdown measures, among others. In addition, recurrences or additional waves of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage were to experience prolonged business shutdowns or other disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.

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

For instance, enrollment in our Phase 3 TEMPO program of tavapadon in Parkinson’s is impacted due to residual post-COVID landscape challenges and other factors. As a result, we anticipate a delay in the TEMPO-3 readout beyond the first half of 2023. Following a detailed review of all environmental factors, we plan to provide updated timing on the TEMPO-3 readout in the first quarter of 2023. Timelines for TEMPO-1 and TEMPO-2 are also currently under review. Furthermore, we are currently evaluating darigabat in a Phase 2 proof-of-concept trial in focal epilepsy. The recent approval and increased uptake of certain partial-onset seizure treatments, which are contraindicated in our darigabat Phase 2 proof-of-concept focal epilepsy trial, as well as patients not meeting the necessary seizure frequency requirements and COVID-19 disruptions at the clinical trial sites, have impacted our expected timeline for this trial, for which data is now expected mid-year 2023. Because certain of the prior clinical trials of our product candidates were terminated prior to the conclusion of the trial, we may experience challenges in recruiting principal investigators and patients to participate in ongoing and future clinical trials for such product candidates if we are unable to sufficiently demonstrate the potential of such product candidates to them. In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Furthermore, if significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our trials and patients may drop out of our trials. Finally, business disruptions, including those relating to natural disasters, geopolitical incidents or macroeconomic conditions, may disrupt our clinical trials. For instance, our Phase 3 TEMPO program of tavapadon in Parkinson’s includes less than 10% of our clinical sites located in Ukraine, and, as a result of the war in Ukraine, we are not enrolling any new patients at those clinical sites at this time. The ongoing conflict has impacted and may further impact our ability to collect and interpret data from patients who were enrolled at those clinical sites. We will continue to closely monitor the rapidly evolving geopolitical situation in Ukraine and its impact on our clinical trial operations and timelines.

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

As of September 30, 2022, we had 285 full-time employees. Our focus on the development of multiple initial product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. If we are not able to effectively expand our organization by hiring new qualified employees, our clinical trials may be delayed or terminated, we may not be able to successfully execute the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our development and commercialization goals.

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

As of June 30, 2021, the market value of our common stock that was held by non-affiliates exceeded $700.0 million, and as of December 31, 2021, we had been public for more than one year and had filed at least one annual report. As a result, we lost our emerging growth company status and our smaller reporting company status as of the end of the fiscal year ending December 31, 2021, and we are now subject to certain requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. Compliance with these additional requirements may increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote time to increased reporting and compliance requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

Risks Related to Our Organizational Structure

Bain Investor and Pfizer have significant influence over us.

As of September 30, 2022, Bain Investor and Pfizer own, collectively, approximately 56.3% of the outstanding shares of our common stock. Furthermore, so long as they own certain specified amounts of our equity securities, Bain Investor and Pfizer have certain rights to nominate our directors. As long as such entities each own or control a significant percentage of outstanding voting power, they will have the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Some or all of these entities may have interests different than yours. For example, because these entities acquired their shares at prices substantially below the price at which other stockholders may have purchased shares or have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

Furthermore, the third parties conducting clinical trials on our behalf are not our employees, and except for remedies available to us under our agreements with such contractors, we cannot control whether or not they devote sufficient time, skill and resources to our ongoing development programs. For instance, many CROs, including some of those that we have engaged to conduct our clinical trials, are experiencing enrollment challenges as a result of, among other things, high employee turnover driven by the post-COVID macroeconomic environment and the inexperience of new employees. Furthermore, at clinical trial sites, the availability of staff and trial participants has been limited due to a decrease in the number of clinical investigative sites across the globe. Accordingly, enrollment in some of our clinical trials has been slower than expected as a result of these changes in the post-COVID-19 clinical trial landscape. These contractors may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. If these third parties, including clinical investigators, do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates. If that occurs, we will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. In such an event, our financial results and the commercial prospects for any product candidates that we seek to develop could be harmed, our costs could increase and our ability to generate revenues could be delayed, impaired or foreclosed.

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

The FDA has granted Fast Track Designation for emraclidine for the treatment of hallucinations and delusions associated with Alzheimer's disease psychosis and CVL-871 for the treatment of dementia-related apathy, and we may seek Fast Track Designation for some of our other product candidates. If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. The receipt of Fast Track Designation for emraclidine for the treatment of hallucinations and delusions associated with Alzheimer's disease psychosis and CVL-871 for the treatment of dementia-related apathy, and any future receipt of Fast Track Designation for other product candidates, does not guarantee a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track Designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. Privacy and data protection laws from outside of the United States, including, for example, the European Union General Data Protection Regulation and the UK Data Protection Act 2018, or, collectively, the GDPR, also govern the privacy and security of personal information, including health information in some circumstances, and many of these laws differ from each other in significant ways, thus complicating compliance efforts. In addition, in the United States, there are a number of states that have enacted laws that govern the privacy and security of personal information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties.

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

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of products have been a focus in this effort. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical products, limiting coverage and the amount of reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. For instance, in August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Even if we do receive a favorable coverage determination for our products by third-party payors, coverage policies and third-party payor reimbursement rates may change at any time.

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

Since March 2020, when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including for routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances a complete response letter or defer action on the application until an inspection can be completed. During the ongoing COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

In addition, in some foreign countries, including some countries in the European Union, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, some EU Member States have the option to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced EU Member States, can further reduce prices. An EU Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales and the potential profitability of any of our product candidates in those countries would be negatively affected.

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

In addition to our operations in the United States, which may be subject to healthcare and other laws relating to the privacy and security of health information and other personal information, we may seek to conduct clinical trials in the United Kingdom or the European Economic Area, or the EEA, and may become subject to additional European data privacy laws, regulations and guidelines. We will be subject to the data protection laws of the European Union and United Kingdom in relation to personal data we collect from these territories. These laws impose additional obligations and risk upon our business, including substantial expenses and changes to business operations that are required to comply with these laws. The withdrawal of the United Kingdom from the European Union, or Brexit, and the subsequent separation of the data protection regimes of these territories mean we are required to comply with separate data protection laws in the European Union and United Kingdom, which may lead to additional compliance costs and could increase our overall risk.

The GDPR, which deals with the processing of personal data and on the free movement of such data, imposes a broad range of strict requirements, including requirements relating to having lawful bases for processing personal data and transferring such information outside the EEA/UK, including to the United States, providing details to those individuals regarding the processing of their personal data, keeping personal data secure, having data processing agreements with third parties who process personal data, responding to individuals’ requests to exercise their rights in respect of their personal data, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments and record-keeping.

The GDPR imposes strict rules on the transfer of personal data out of the EEA/UK to countries not regarded by European Commission and the United Kingdom government as providing adequate protection, or the third countries, including the United States. These transfers are prohibited unless an appropriate safeguard specified by data protection laws is implemented, such as the Standard Contractual Clauses, or the SCCs, approved by the European Commission, or a derogation applies. The UK has published its own transfer mechanism, the International Data Transfer Agreement and International Data Transfer Addendum, or the IDTA, which enables transfers from the UK and has implemented a similar Transfer Equivalence Test. We will be required to carry out Equivalence Tests and transition to the new form of SCCs and IDTA in relation to our existing agreements with service providers outside the EEA/UK who we utilize for the processing of EEA/UK personal data and any other parties outside the EEA/UK who we transfer EEA/UK personal data to. The international transfer obligations under the EU and UK data protection regimes will require effort and cost and may result in us needing to make strategic considerations around where EEA/UK personal data is located and which service providers we can utilize for the processing of EEA/UK personal data, particularly as the enforcement around GDPR international transfer compliance obligations is currently unclear. The UK Government has also now introduced a Data Protection and Digital Information Bill, or the UK Bill, into the UK legislative process with the intention for this bill to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EU data protection regime. This may lead to additional compliance costs and could increase our overall risk.

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

Risks Related to Our Common Stock and Convertible Senior Notes

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

Conversion of the 2027 Notes will dilute the ownership interest of our existing stockholders or may otherwise depress the price of our common stock.

The conversion of some or all of the 2027 Notes will dilute the ownership interests of existing stockholders. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2027 Notes may encourage sales of our common stock by investors who view the 2027 Notes as a more attractive means of equity participation in us and/or short selling of our common stock pursuant to hedging or arbitrage activity that we expect many investors in the 2027 Notes to employ. In addition, anticipated conversion of the 2027 Notes into shares of our common stock could depress the price of our common stock.

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

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the 2027 Notes.

As of September 30, 2022, we had $490.4 million of liabilities, including $63.4 million of secured financing liabilities pursuant to the Funding Agreements and $335.0 million aggregate carrying value of indebtedness pursuant to the 2027 Notes. We may also incur additional indebtedness (including financial liabilities) to meet future financing needs. We are not restricted under the terms of the Indenture from incurring additional debt, securing then-existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the Indenture that could have the effect of diminishing our ability to make payments on our indebtedness, including the 2027 Notes, when due.

Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•
increasing our vulnerability to adverse economic and industry conditions;
•
limiting our ability to obtain additional financing on acceptable terms or at all;
•
requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•
limiting our flexibility to plan for, or react to, changes in our business;
•
diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the 2027 Notes; and
•
placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the 2027 Notes, and our cash needs may increase in the future. In addition, any future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under any then-existing indebtedness. If we fail to comply with these covenants or to make payments under any then-existing indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and any then-existing other indebtedness becoming immediately payable in full.

We may be unable to raise the funds necessary to repurchase the 2027 Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and any other then-existing indebtedness may limit our ability to repurchase the 2027 Notes or pay cash upon their conversion.

Noteholders may, subject to a limited exception, require us to repurchase their 2027 Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid interest, if any to, but excluding, the fundamental change repurchase date. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2027 Notes or pay any cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing any other indebtedness may restrict our ability to repurchase the 2027 Notes or pay any cash amounts due upon conversion. Our failure to repurchase the 2027 Notes or pay any cash amounts due upon conversion when required will constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing any other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under any other indebtedness and the 2027 Notes. For additional information on the 2027 Notes, please read Note 6, 2027 Convertible Senior Notes, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Provisions in the Indenture could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the 2027 Notes and the Indenture could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the 2027 Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our common stock may view as favorable.

The accounting method for convertible debt securities that may be settled in cash, such as the 2027 Notes, could have a material effect on our reported financial results.

The accounting method for reflecting the 2027 Notes on our consolidated balance sheets, accruing interest expense for the 2027 Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

In August 2020, the Financial Accounting Standards Board published an Accounting Standards Update, which we refer to as ASU 2020-06, which simplified certain of the accounting standards that apply to convertible notes. ASU 2020-06 eliminated the cash conversion and beneficial conversion feature models that require separate accounting for embedded conversion features as a component of equity. Instead, the entity would account for the convertible debt or convertible preferred stock securities as a single unit of account, unless the conversion features require bifurcation and recognition as derivatives. Additionally, the guidance requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and to include the effect of potential share settlement for instruments that may be settled in cash or shares. ASU 2020-06 became effective for us beginning on January 1, 2022.

In accordance with ASU 2020-06, the 2027 Notes are reflected as a liability on our consolidated balance sheets, with the initial carrying amount equal to the principal amount of the 2027 Notes, net of issuance costs. The issuance costs are treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the 2027 Notes. As a result of this amortization, the interest expense that we expect to recognize for the 2027 Notes for accounting purposes will be greater than the cash interest payments we will pay on the 2027 Notes, which will result in lower reported net income or higher reported net loss, as the case may be.

In addition, the shares of common stock underlying the 2027 Notes are reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, diluted earnings per share would generally be calculated assuming that all the 2027 Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share to the extent we are profitable in the future, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.

Furthermore, in certain circumstances, including if any of the conditions to the convertibility of the 2027 Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the 2027 Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their 2027 Notes and could materially reduce our reported working capital.

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

4.1

Indenture, dated as of August 16, 2022, between Cerevel Therapeutics Holdings, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the registrant on August 16, 2022).

4.2

Form of certificate representing the 2.50% Convertible Senior Notes due 2027 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Current Report on Form 8-K filed by the registrant on August 16, 2022).

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

* Filed or furnished herewith.

+ This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEREVEL THERAPEUTICS HOLDINGS, INC.

Date: November 8, 2022	By:	/s/ N. Anthony Coles
N. Anthony Coles
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Mark Bodenrader
Mark Bodenrader
Interim Chief Financial Officer (Principal Financial Officer)