Form 10-K
period 2022-12-31
Cerevel Therapeutics Holdings, Inc.
filed 2023-02-22
CIK 1805387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of shares of the Registrant’s common stock on The NASDAQ Stock Market LLC on June 30, 2022, was $1,576.0 million.

The number of shares of Registrant’s common stock outstanding as of February 10, 2023 was 156,656,668.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 are incorporated by reference into Part I of this Annual Report on Form 10-K to the extent stated herein.

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2023 Annual Meeting of Stockholders within 120 days of the end of the Registrant’s fiscal year ended December 31, 2022. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, or this Annual Report, may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” “can,” “target,” “future,” or the negative of these terms or similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

•
the format, objectives, likelihood of success, cost and timing of our clinical trials and other product development activities, including the design of clinical trials and preclinical studies, the timing of initiation and completion of clinical trials and related preparatory work, our ability to collect and interpret clinical trial data and the timing and outcome of regulatory interactions, including whether trials meet the criteria to serve as registrational;
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
•
our ability to satisfy our payment obligations, remain in compliance with covenants under the 2027 Notes (as defined below), to service the interest on or to refinance the 2027 Notes or to make cash payments in connection with any conversion of the 2027 Notes, to the extent required; and

•
the effect of the ongoing COVID-19 pandemic, or any other health epidemic, including as a result of the emergence of new variants, or subvariants, mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our clinical trials and other product development activities, healthcare systems and the global economy as a whole.

The forward-looking statements contained in this Annual Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” set forth in Part I, Item 1A of this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the ongoing COVID-19 pandemic, including as a result of the emergence of new variants or subvariants, and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

You should read this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

This Annual Report contains summaries of certain provisions contained in some of the documents described herein, but reference is made to the actual documents for complete information. All of the summaries are qualified in their entirety by the actual documents. Copies of some of the documents referred to herein have been filed as exhibits to this Annual Report. Unless the context otherwise requires, reference in this Annual Report to the terms “Cerevel,” “the Company,” “we,” “us,” “our,” and similar designations refer to Cerevel Therapeutics Holdings, Inc. and where appropriate, our consolidated subsidiaries.

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
•
BC Perception Holdings, LP, or Bain Investor, and Pfizer Inc., or Pfizer, have significant influence over us, and may have interests different from yours.
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

i

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company pursuing a targeted approach to neuroscience that combines a deep understanding of disease-related biology and neurocircuitry of the brain with advanced chemistry and central nervous system, or CNS, target receptor selective pharmacology to discover and design new therapies. We seek to transform the lives of patients through the development of new therapies for neuroscience diseases, including schizophrenia, Alzheimer's disease psychosis, epilepsy, panic disorder and Parkinson’s disease. We are advancing our extensive and diverse pipeline with numerous clinical trials underway or planned, including three ongoing Phase 3 trials and an open-label extension trial for tavapadon in Parkinson's, two ongoing Phase 2 trials and an open-label extension trial for emraclidine in schizophrenia and an ongoing Phase 2 proof-of-concept trial and an open-label extension trial for darigabat in focal epilepsy. See “—Our Pipeline” below. We have built a highly experienced team of senior leaders and neuroscience drug developers who combine a nimble, results-driven biotech mindset with the proven expertise of large pharmaceutical company experience and capabilities in drug discovery and development.

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

Our Lead Programs

1.
Emraclidine is a positive allosteric modulator, or PAM, that selectively targets the muscarinic acetylcholine 4 receptor subtype, or M4. In June 2021, we announced positive topline results for a Phase 1b trial of emraclidine in schizophrenia, consisting of Part A, a multiple ascending dose, or MAD, assessment and Part B, a pharmacodynamic, or PD, assessment. Emraclidine demonstrated a clinically meaningful and statistically significant improvement in the Positive and Negative Syndrome Scale, or PANSS, total score at six weeks and was generally well tolerated compared with placebo at the two dose levels evaluated in Part B. We initiated two Phase 2 clinical trials in schizophrenia in June 2022 and a 52-week open-label extension trial to begin development of the required safety database in September 2022. Data are expected from the Phase 2 trials in the first half of 2024. In parallel, we will be prioritizing nonclinical and clinical safety pharmacology studies, including hepatic and renal insufficiency studies, along with other registration-enabling activities. In December 2022, we announced data from an eight-week ambulatory blood pressure monitoring trial providing clear evidence that emraclidine does not induce an increase in blood pressure with chronic dosing in people living with schizophrenia.

In addition, we plan to evaluate the potential of this mechanism in other populations, including Alzheimer’s disease psychosis. We initiated a Phase 1 trial evaluating the safety, tolerability and pharmacokinetics, or PK, in elderly healthy volunteers in December 2022 to support the future development of emraclidine in Alzheimer's disease psychosis. In the fourth quarter of 2022, the FDA granted Fast Track Designation for emraclidine for the treatment of hallucinations and delusions associated with Alzheimer's disease psychosis.

2.
Darigabat is a PAM that selectively targets the alpha-2/3/5 subunits of the GABAA receptor. In the second half of 2020, we initiated a Phase 2 proof-of-concept trial, known as REALIZE, in patients with drug-resistant focal onset seizures, or focal epilepsy. Enrollment in the REALIZE trial has been impacted due to the residual post-COVID environmental and other factors that are resulting in slower-than-expected enrollment in many clinical trials. As a result, we anticipate a delay in the REALIZE readout beyond 2023. Following a detailed review of all environmental factors, we plan to provide updated timing on the REALIZE readout by mid-year. In February 2022, we announced positive topline results for a Phase 1 trial of darigabat in a panic symptoms model in healthy volunteers. Both doses of darigabat demonstrated clinically meaningful and statistically significant anxiolytic activity compared with placebo in this proof-of-principle trial. Darigabat was generally well tolerated, with no serious adverse events and no discontinuations in the darigabat cohorts. We intend to initiate a Phase 2 proof-of-concept trial of darigabat in panic disorder in the second quarter of 2023.
3.
Tavapadon is a selective dopamine D1/D5 receptor partial agonist that we are developing for the treatment of Parkinson’s disease. We initiated a registration-directed Phase 3 program for tavapadon beginning in January 2020, which includes two trials as monotherapy in early-stage Parkinson’s, known as TEMPO-1 and TEMPO-2, one trial as adjunctive therapy in late-stage Parkinson’s, known as TEMPO-3, and an open-label extension trial, known as TEMPO-4. Following a detailed review of all environmental factors, data are expected from TEMPO-3 in mid-year 2024 and TEMPO-1 and TEMPO-2 in the second half of 2024.
4.
CVL-871 is a selective dopamine D1/D5 receptor partial agonist specifically designed to achieve a modest level of partial agonism, which we believe may be useful in modulating the complex neural networks that govern cognition, motivation and apathy behaviors in neurodegenerative diseases. In the second quarter of 2021, the FDA granted Fast Track Designation for CVL-871 for the treatment of dementia-related apathy. We are conducting a Phase 2a exploratory trial in dementia-related apathy. Due to slower-than-expected enrollment, data is now expected for this trial in the second half of 2024.

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
•
our selective PDE4 inhibitor (PDE4D-sparing) program for the treatment of psychiatric, neuroinflammatory and other disorders; and
•
our selective M4 agonist program for the treatment of psychiatric and neurological indications.

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

Compound	Disease Area	Discovery	Pre-clinical	Phase 1	Phase 2	Phase 3	Upcoming Milestone	Mechanism
Lead Programs								
Emraclidine	Schizophrenia						Ph. 2 Data 1H 2024	M4 PAM
Emraclidine	Alzheimer's Disease Psychosis	*Fast Track Designation*					Ph. 1 Data	M4 PAM
Darigabat	Epilepsy						Ph. 2 Data Under Review	$GABA_A$ α2/3/5 PAM
Darigabat	Panic Disorder						Ph. 2 Initiation Q2 2023	$GABA_A$ α2/3/5 PAM
Tavapadon	Monotherapy (Early-Stage) Parkinson's						Ph. 3 Data 2H 2024	D1/D5 Strong Partial Agonist
Tavapadon (adjunct with L-Dopa)	Adjunctive (Late-Stage) Parkinson's						Ph. 3 Data Mid-Year 2024	D1/D5 Strong Partial Agonist
CVL-871	Dementia-Related Apathy	*Fast Track Designation*					Ph. 2a Data 2H 2024	D1/D5 Partial Agonist
Other Programs								
CVL-354	MDD / Substance Use Disorder						Ph. 1 Data	KOR Antagonist
PDE4 Inhibitor	Psychiatric, Neuroinflammatory & Other Disorders						Ph. 1 Data	PDE4 Inhibitor
M4 Agonist	Psychiatric & Neurological Indications						Candidate Selection	M4 Agonist

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

Emraclidine demonstrated robust activity in multiple preclinical psychosis models, including potential benefit in improving cognitive endpoints. Our development plan for emraclidine is informed by thorough in vitro and in vivo PK and PD characterization as well as data from competitive muscarinic compounds. Emraclidine has been evaluated in 33 healthy volunteers and 242 patients in completed trials to date, including 52 schizophrenia patients in Part B of the Phase 1b trial, which showed that it was generally well tolerated with no treatment-related serious adverse events or treatment-related subject discontinuations, and 151 schizophrenia patients in the ambulatory blood pressure monitoring trial, which showed that it was generally well tolerated with a side effect profile consistent with prior trials.

In June 2021, we announced positive topline results for a Phase 1b trial of emraclidine in schizophrenia, consisting of Part A, a MAD assessment, and Part B, a PD assessment. Emraclidine demonstrated a clinically meaningful and statistically significant improvement in the PANSS total score at six weeks and was generally well tolerated compared with placebo at the two dose levels evaluated in Part B. We initiated two Phase 2 clinical trials in schizophrenia in June 2022 and a 52-week open-label extension trial to begin development of the required safety database in September 2022. Data are expected from the Phase 2 trials in the first half of 2024. In parallel, we will be prioritizing nonclinical and clinical safety pharmacology studies, including hepatic and renal insufficiency studies, along with other registration-enabling activities. In December 2022, we announced data from an eight-week ambulatory blood pressure monitoring trial providing clear evidence that emraclidine does not induce an increase in blood pressure with chronic dosing in people living with schizophrenia.

In addition, we plan to evaluate the potential of this mechanism in other populations, including Alzheimer’s disease psychosis. We initiated a Phase 1 trial evaluating the safety, tolerability and PK in elderly healthy volunteers in December 2022 to support the future development of emraclidine in Alzheimer's disease psychosis. In the fourth quarter of 2022, the FDA granted Fast Track Designation for emraclidine for the treatment of hallucinations and delusions associated with Alzheimer's disease psychosis.

Darigabat

We are developing darigabat for the treatment of both epilepsy and panic disorder. Darigabat was rationally designed as an orally bioavailable, twice-daily PAM that selectively targets the alpha-2/3/5 subunits of the GABAA receptor. We believe that by having minimal receptor activation via the alpha-1 subunit-containing GABAA receptor, darigabat can minimize the negative side effects of sedation and potential for loss of efficacy with repeated use, or tolerance, and addiction seen with traditional non-selective GABAA receptor modulators, such as benzodiazepines, or BZDs.

Darigabat has been evaluated in 355 subjects across 11 prior clinical trials. In a Phase 2, double-blind, crossover trial in photoepilepsy patients comparing darigabat to lorazepam, a commonly prescribed BZD, and to placebo, darigabat demonstrated anti-epileptic activity similar to lorazepam. In this trial, six out of seven photosensitive patients taking darigabat achieved complete suppression of epileptiform activity evoked by strobe lights. In a Phase 1 trial comparing darigabat to lorazepam, healthy volunteers were assessed using the NeuroCart CNS test battery to characterize the PD of darigabat. Compared with lorazepam, darigabat demonstrated a greater reduction in saccadic peak velocity, a biomarker indicating engagement of alpha-2/3 subunit-containing GABAA receptors, while having reduced effects on motor coordination (sedation) and cognition. In a Phase 1 MAD trial in healthy volunteers, darigabat showed no dose-related somnolence after the initial titration period, even at dose levels consistent with receptor occupancy of approximately 80%. Taken together, we believe these data suggest that darigabat may have the potential for anti-epileptic activity comparable to currently available BZDs, with reduced sedation, tolerance and withdrawal liabilities that, unlike BZDs, allow it to be dosed chronically.

Based on this extensive clinical data, we initiated REALIZE, a Phase 2 proof-of-concept trial evaluating darigabat as an adjunctive therapy in patients with focal epilepsy, in the second half of 2020. Enrollment in the REALIZE trial has been impacted due to the residual post-COVID environmental and other factors that are resulting in slower-than-expected enrollment in many clinical trials. As a result, we anticipate a delay in the REALIZE readout beyond 2023. Following a detailed review of all environmental factors, we plan to provide updated timing on the REALIZE readout by mid-year. The focal epilepsy population is the largest subpopulation of epilepsy patients and is often studied to establish proof-of-concept and a tolerability profile in focal epilepsy and to support development in additional epilepsy indications.

In February 2022, we announced positive topline results for a Phase 1 trial of darigabat in a panic symptoms model in healthy volunteers. Both doses of darigabat demonstrated clinically meaningful and statistically significant anxiolytic activity compared with placebo in this proof-of-principle trial. Darigabat was generally well tolerated, with no serious adverse events and no discontinuations in the darigabat cohorts. We intend to initiate a Phase 2 proof-of-concept trial of darigabat in panic disorder in the second quarter of 2023.

Tavapadon

We are developing tavapadon for the treatment of Parkinson’s disease, a neurodegenerative disorder characterized by the death of dopamine-producing neurons in the brain. Tavapadon was rationally designed as an orally bioavailable, once-daily partial agonist that selectively targets dopamine D1/D5 receptor subtypes with the goal of balancing meaningful motor control activity with a favorable tolerability profile. To our knowledge, tavapadon is the only D1/D5 receptor partial agonist currently in clinical development for treatment of motor symptoms of Parkinson’s and the first oral D1/D5 receptor agonist to have achieved sustained motor control improvement in a Phase 2 trial of Parkinson’s.

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

Based on this extensive clinical data, we initiated a registration-directed Phase 3 program for tavapadon beginning in January 2020, which includes two trials as monotherapy in early-stage Parkinson’s, known as TEMPO-1 and TEMPO-2, one trial as adjunctive therapy in late-stage Parkinson’s, known as TEMPO-3, and an open-label extension trial, known as TEMPO-4. Following a detailed review of all environmental factors, data are expected from TEMPO-3 in mid-year 2024 and TEMPO-1 and TEMPO-2 in the second half of 2024.

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

CVL-871 has been evaluated in two Phase 1 trials in a total of 58 subjects. In these trials, CVL-871 was observed to be generally well tolerated. We also observed evidence of moderate improvement in motor symptoms, a measure of biological activity, along with a PK profile that supports the potential for once-daily dosing. Based on these findings, we are conducting a Phase 2a exploratory trial in dementia-related apathy. Due to slower-than-expected enrollment, data is now expected for this trial in the second half of 2024.

Our Other Programs

In addition to the lead programs described above, we plan to further characterize and appropriately advance our early clinical and preclinical pipeline across multiple potential neuroscience indications. Our other programs include:

•
CVL-354, our selective KORA for the treatment of MDD and substance use disorder;
•
our selective PDE4 inhibitor (PDE4D-sparing) program for the treatment of psychiatric, neuroinflammatory and other disorders; and
•
our selective M4 agonist program for the treatment of psychiatric and neurological indications.

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
•
Opportunistically match sources and uses of capital. Our broad portfolio both requires and provides a basis for innovative dealmaking and diverse financing options. We will seek to maximize growth opportunities, which may include raising additional capital through a combination of private or public equity offerings, debt financings, royalty-based financings, collaborations, strategic alliances, marketing, distribution or licensing arrangements with third parties or through other sources of financing. By matching sources and uses of capital, we can maximize our value creation opportunities while mitigating operational risk through partnerships.
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

In June 2021, we announced positive topline results for a Phase 1b trial of emraclidine in schizophrenia, consisting of Part A, a MAD assessment and Part B, a PD assessment. Emraclidine demonstrated a clinically meaningful and statistically significant improvement in the PANSS total score at six weeks and was generally well tolerated compared with placebo at the two dose levels evaluated in Part B. We initiated two Phase 2 clinical trials in schizophrenia in June 2022 and a 52-week open-label extension trial to begin development of the required safety database in September 2022. Data are expected from the Phase 2 trials in the first half of 2024. In parallel, we will be prioritizing nonclinical and clinical safety pharmacology studies, including hepatic and renal insufficiency studies, along with other registration-enabling activities. In December 2022, we announced data from an eight-week ambulatory blood pressure monitoring trial providing clear evidence that emraclidine does not induce an increase in blood pressure with chronic dosing in people living with schizophrenia.

In addition, we plan to evaluate the potential of this mechanism in other populations, including Alzheimer’s disease psychosis. We initiated a Phase 1 trial evaluating the safety, tolerability and PK in elderly healthy volunteers in December 2022 to support the future development of emraclidine in Alzheimer's disease psychosis. In the fourth quarter of 2022, the FDA granted Fast Track Designation for emraclidine for the treatment of hallucinations and delusions associated with Alzheimer's disease psychosis.

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

Alzheimer's Disease Psychosis Background

Dementia is a progressive disorder, characterized by a decline in cognitive functioning across multiple domains, that can significantly affect social and/or occupational function. The most common type of dementia is Alzheimer’s disease, which had an estimated prevalence of 6.2 million in the U.S. in 2021. Psychosis, a syndrome characterized primarily by symptoms of hallucinations and delusions, is common in dementia, with an overall prevalence of 41% in patients with Alzheimer’s disease. Patients experiencing psychotic symptoms have more rapid cognitive and functional decline, increased co-morbidity with other neuropsychiatric symptoms (including depression and agitation) and have higher rates of nursing home admissions/institutionalization and greater treatment-related mortality. Therefore, management of psychotic symptoms is an important component in caring for patients with Alzheimer’s disease.

Currently, there are no approved therapies for the treatment of Alzheimer’s disease psychosis. Current pharmacological treatment for Alzheimer’s disease psychosis largely consists of off-label use of typical and atypical antipsychotic medications, primarily based on their use to treat psychosis and agitation in patients with other psychiatric disorders. Although these treatments are moderately effective, they are associated with adverse effects, many that are especially worrisome in elderly patients (e.g., excessive sedation, orthostatic hypotension/falls, extrapyramidal symptoms and anticholinergic side effects) and increased mortality. Due to this increased risk, FDA, in 2005, initiated a requirement for Black Box warnings on all atypical antipsychotic drug labels noting an increased risk of mortality in elderly patients with dementia-related behavioral disorders. There is a clear unmet need for new treatments with acceptable safety profiles for management of Alzheimer’s disease psychosis.

Our Solution—Emraclidine

Emraclidine is a PAM that selectively targets the M4 receptor subtype. We are developing emraclidine for the treatment of schizophrenia and Alzheimer's disease psychosis. Key differentiating features of emraclidine include:

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
3.
Clinical and preclinical evaluation: Emraclidine demonstrated robust activity in multiple preclinical psychosis models, including potential benefit in improving cognitive endpoints. Our development plan is informed by thorough in vitro and in vivo PK and PD characterization of emraclidine as well as data from competitive muscarinic compounds. In June 2021, we announced positive topline results for emraclidine in our Phase 1b trial in schizophrenia, and we initiated two Phase 2 clinical trials of emraclidine in schizophrenia in June 2022, with data expected in the first half of 2024. We also initiated a Phase 1 trial evaluating the safety, tolerability and PK in elderly healthy volunteers in December 2022 to support the future development of emraclidine in Alzheimer's disease psychosis.

We believe emraclidine has the potential to be a new generation antipsychotic that could become the treatment of choice for schizophrenia, if approved. Each relapse in schizophrenia marks a progression in disability, leading physicians to prioritize efficacy in selecting first-line therapy. With the potential for antipsychotic activity that we believe may exceed existing atypical antipsychotics, emraclidine could become an attractive option in newly diagnosed patients. Additionally, given its potentially improved tolerability profile relative to atypical antipsychotics, emraclidine could displace existing options for patients where there is evidence of treatment-related side effects. We also plan to evaluate the potential for this mechanism in other populations, including Alzheimer's disease psychosis. We initiated a Phase 1 trial evaluating the safety, tolerability and pharmacokinetics in elderly healthy volunteers in December 2022 to support the future development of emraclidine in Alzheimer's disease psychosis. In the fourth quarter of 2022, the FDA granted Fast Track Designation for emraclidine for the treatment of hallucinations and delusions associated with Alzheimer's disease psychosis.

Clinical Trials

Emraclidine has been evaluated in 33 healthy volunteers and 242 patients in completed trials to date, including 52 schizophrenia patients in Part B of the Phase 1b trial and 151 schizophrenia patients in the ambulatory blood pressure monitoring trial. Emraclidine was generally well tolerated, with no treatment-related serious adverse events, or SAEs, or treatment-related subject discontinuations. In December 2022, we announced data from an eight-week ambulatory blood pressure monitoring trial providing clear evidence that emraclidine does not induce an increase in blood pressure with chronic dosing in people living with schizophrenia. In the Phase 1b trial, the incidence of nausea and other gastrointestinal adverse events, or AEs, was low and similar across all treatment groups. Emraclidine was not associated with a greater incidence of weight gain than placebo and no adverse events related to extrapyramidal symptoms were reported.

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

Safety and Tolerability Data

In general, the tolerability profile of emraclidine was favorable, with comparable incidence of AEs compared with placebo, no SAEs associated with treatment, and no evidence of extrapyramidal symptoms, metabolic effects, gastrointestinal effects or weight gain compared with placebo. SAEs included one instance each of COVID-19 (emraclidine 20 mg BID), accidental cocaine overdose (emraclidine 30 mg QD) and exacerbation of schizophrenia (emraclidine 30 mg QD); none of the SAEs were considered related to the study drug. The table below summarizes the most common adverse events.

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
AE, adverse event; BID, twice daily; CPK, creatine phosphokinase; QD, once daily

Modest, asymptomatic increases from baseline relative to placebo were observed in mean supine systolic and diastolic blood pressure and heart rate in both emraclidine groups with initiation of treatment. Mean blood pressure and heart rate measures trended downward for both emraclidine groups over the treatment period, such that by week six, there was no clinically meaningful increase in mean blood pressure and heart rate compared with placebo. These increases may be mediated by emraclidine's activity on the M4 receptor subtype, either peripherally or centrally; increased heart rate has been observed in some other antipsychotic drugs due to their anticholinergic properties. The chart below summarizes the change from baseline on systolic and diastolic blood pressure as well as heart rate for each treatment group at week six.

Pharmacodynamics

Both doses of emraclidine demonstrated clinically meaningful and statistically significant antipsychotic effects, with no meaningful differences in gastrointestinal side effects, extrapyramidal symptoms or weight gain compared with placebo. The 30 mg once-daily group demonstrated an improvement of 19.5 while the 20 mg twice-daily cohort showed an improvement of 17.9 from baseline on the PANSS total score after six weeks of treatment. Both treatment groups had statistically significant reductions relative to placebo of 12.7 and 11.1 respectively, with p-values less than 0.05. These results were further supported by statistically significant and clinically meaningful improvements in the PANSS-negative subscale for both doses – the 30 mg once-daily group resulted in a point improvement of 3.1 over placebo with a p-value of 0.009 and the 20 mg twice-daily group showed a 3.7 improvement over placebo with a p-value of 0.002. We also observed clinically meaningful improvements on the PANSS positive subscale for both doses, with the 30 mg once-daily group demonstrating a statistically significant reduction of 4.3 points versus placebo. The table and chart below summarize the change in PANSS total score from baseline over the treatment period.

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

Phase 1 Ambulatory Blood Pressure Monitoring Trial

In December 2022, we announced data from Trial NCT05245539, a Phase 1 randomized, double-blind trial studying the effect of emraclidine on 24-hour ambulatory blood pressure over an eight-week period in people living with schizophrenia. The objective of the trial was to accurately characterize any potential blood pressure effect for both doses of emraclidine studied (10 and 30 mg QD). This trial was designed in line with FDA guidance (Assessment of Pressor Effects of Drugs, Guidance for Industry) to provide an accurate characterization of any potential sustained pressor effects of emraclidine over 24 hours of ambulatory monitoring in adults between the ages of 30 and 60 years old living with schizophrenia. Trial participants were evaluated at two doses, 10 mg QD and 30 mg QD, and the change from baseline to week eight, the primary endpoint, was assessed independently for each dose.

Data from this trial provided clear evidence that emraclidine does not induce an increase in blood pressure with chronic dosing in people living with schizophrenia. On the primary endpoint, emraclidine demonstrated a mean change from baseline at week eight in 24-hour ambulatory systolic blood pressure of -2.7 mmHg for the 10 mg QD group and -0.4 mmHg for the 30 mg QD group. The upper bound of the two-sided 95% confidence interval for the change from baseline at week eight was -0.3 mmHg for the 10 mg QD group and 2.1 mmHg for the 30 mg QD group. As a result, the trial ruled out an increase in blood pressure for both doses (defined per FDA guidance as >3 mmHg change from baseline). The secondary endpoints of the trial demonstrated findings consistent with the primary endpoint, corroborating the overall trial results. Emraclidine was generally well tolerated in this trial, with a side effect profile consistent with prior trials.

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

Ongoing Clinical Trials

Based on the results of the Phase 1b trial in schizophrenia, we initiated two double-blind, placebo-controlled three-arm Phase 2 clinical trials of emraclidine in schizophrenia in June 2022 and a 52-week open-label extension trial to begin development of the required safety database in September 2022. These trials are designed to enable the full exploration of the therapeutic dose range of emraclidine. Data are expected from the Phase 2 trials in the first half of 2024.

Each trial is designed to enroll approximately 372 schizophrenia patients with acute exacerbation or relapse of psychotic symptoms. Patients will include men and women between the ages of 18 and 65 and inclusion criteria include PANSS total scores between 85 and 120 and CGI-S scores of at least 4 at baseline. In each trial, patients will be randomized 1:1:1 into one of two emraclidine dose arms or placebo. The trial includes a screening period of up to 15 days and six weeks of in-patient treatment. The first trial is evaluating emraclidine 10 mg once daily, emraclidine 30 mg once daily and placebo. The second trial is evaluating emraclidine 15 mg once daily, emraclidine 30 mg once daily and placebo. All emraclidine doses will be administered once daily without titration. The two trials have identical designs with the exception of the emraclidine doses.

The primary endpoint for the trials will be change in the PANSS total score at week six. The key secondary endpoint will be change in the CGI-S. Additional endpoints will include the PANSS positive and PANSS negative subscale scores, the Marder Factor scores and the PANSS responder rate, defined as the percentage of patients with at least 30% reduction from baseline in the PANSS total score. Other measures will include the Short-Form Six-Dimension, or SF-6D, which is a quality-of-life measure, and the Brief Assessment of Cognition in Schizophrenia, or the BACS.

The diagrams below summarize the design of the two trials:

In parallel, we will be prioritizing nonclinical and clinical safety pharmacology studies, including hepatic and renal insufficiency studies, along with other registration-enabling activities.

Darigabat

We are developing darigabat for the treatment of both epilepsy and panic disorder. Darigabat was rationally designed as an orally bioavailable, twice-daily PAM that selectively targets the alpha-2/3/5 subunits of the GABAA receptor. We believe that by having minimal activity via the alpha-1 subunit-containing GABAA receptor, darigabat can minimize the negative side effects of sedation and potential for tolerance and addiction seen with traditional non-selective GABAA receptor modulators, such as BZDs. Based on extensive clinical and preclinical data generated to date, including positive data from a Phase 2 proof-of-principle photoepilepsy trial, we initiated REALIZE, a Phase 2 proof-of-concept trial in patients with focal epilepsy, in the second half of 2020. Enrollment in the REALIZE trial has been impacted due to the residual post-COVID environmental and other factors that are resulting in slower-than-expected enrollment in many clinical trials. As a result, we anticipate a delay in the REALIZE readout beyond 2023. Following a detailed review of all environmental factors, we plan to provide updated timing on the REALIZE readout by mid-year. The focal epilepsy population is the largest subpopulation of epilepsy patients and is often studied to establish proof-of-concept and a tolerability profile in focal epilepsy and to support development in additional epilepsy indications.

In February 2022, we announced positive topline results for a Phase 1 trial of darigabat in a panic symptoms model in healthy volunteers. Both doses of darigabat demonstrated clinically meaningful and statistically significant anxiolytic activity compared with placebo in this proof-of-principle trial. Darigabat was generally well tolerated in this trial, with no serious adverse events and no discontinuations in the darigabat cohorts. We intend to initiate a Phase 2 proof-of-concept trial of darigabat in panic disorder in the second quarter of 2023.

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

The current standard of care for epilepsy is treatment with one or more anti-seizure medications, or ASMs, which act through diverse mechanisms of action to reduce abnormal electrical activity in the brain. Example mechanisms include voltage-gated ion channel inhibitors, presynaptic proteins and neurotransmitter receptors such as GABAA receptors. Some ASMs have multiple mechanisms and some have only one known mechanism, but many ASMs have dose-limiting side effects and tolerability issues and some patients on ASMs may continue to experience ongoing seizures despite treatment.

Treatment initiation typically starts with a single ASM, with dose escalation until seizure control is achieved or AEs become intolerable. Levetiracetam (Keppra), carbamazepine or lamotrigine are often used as a first-line therapy among newly diagnosed patients. Patients who do not respond to monotherapy are started on adjuvant therapy with a preference for a drug with a different mechanism of action. Adding on or switching to new therapies is driven by breakthrough seizures, which indicate suboptimal efficacy, and tolerability issues. Shortcomings of available therapies include adverse effects such as sedation, ataxia (the presence of abnormal, uncoordinated movements), cognitive impairment, agitation, weight gain and tolerance.

Despite the existence of over 30 approved ASMs, approximately 30% of epilepsy patients fail to achieve seizure control even with the use of two or more ASMs (whether as monotherapy or in combination), which the International League Against Epilepsy defines as being drug resistant. Inability to control seizures may result in severe disability, inability to retain employment and increased rates of mortality. Sudden unexpected death in epilepsy, or SUDEP, is the leading cause of death in patients with uncontrolled epilepsy.

BZDs have been important agents in the management of epilepsy for over 50 years. Of currently available therapies, BZDs are highly efficacious ASMs and may be administered via multiple routes. However, their use is primarily limited to acute or rescue treatment because they are associated with the development of tolerance resulting from repeated use, side effects such as cognitive impairment and sedation, as well as the development of physical and psychological dependence. BZDs commonly used for the acute management of seizures include clonazepam, clorazepate, diazepam, lorazepam, midazolam and clobazam. More than 10 BZDs are available and may be prescribed for treatment of seizures. Clobazam and clonazepam are BZDs approved for chronic adjunctive treatment of seizures associated with Lennox-Gastaut Syndrome, a rare childhood form of epilepsy. Given their drawbacks, including debilitating side effects, risk of withdrawal and development of tolerance, BZDs are not typically prescribed for chronic treatment of focal epilepsy or generalized epilepsy.

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

Panic Disorder Background

Anxiety disorders are the most common form of mental illness in the United States, affecting over 45 million adults or 15% of the U.S. population. Globally, over 370 million people are impacted by an anxiety disorder of some kind. The most common types of anxiety disorders include panic disorder, generalized anxiety disorder and social anxiety. The social impact of anxiety disorders includes increased risk of suicide, reduced achievement in work and school, increased risk of absenteeism, co-morbid depression, potential for substance abuse and higher healthcare costs.

In particular, panic disorder is a serious condition that can cause significant psychological and physical distress. Panic disorder manifests as recurrent, unexpected panic attacks, and a persistent fear of future panic attacks and their consequences with subsequent maladaptive behavioral changes. According to the DSM-5-TR, the average 12-month prevalence of panic disorder is 2% to 3% in the U.S. and EU across adults and adolescents. Another U.S. focused survey of 9,282 adults reported a lifetime panic disorder prevalence of 4.7% according to the DSM-IV diagnostic criteria, with a prevalence rate of 3.7% for panic disorder without agoraphobia and 1.1% for panic disorder with agoraphobia.

Despite the availability of therapies, approximately 56% of patients with panic disorder are not receiving therapy. For those on treatment, a significant proportion of patients with panic disorder have an incomplete or partial response to available treatments with a low likelihood of complete and persistent remission. The various undesirable side effect profiles of available therapies contribute to suboptimal adherence and early discontinuation of therapy, which increases the probability of relapse. In addition, there have been limited new treatment options with no recent drug approvals for the treatment of panic disorder in the U.S. since venlafaxine was approved in 2005. Taken together, there is a clear unmet need for new treatments for panic disorder that can deliver symptomatic relief while maintaining a favorable tolerability profile.

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

Our Solution—Darigabat

Darigabat is a selective PAM that targets GABAA receptors containing alpha-2/3/5 receptor subunits. We are developing darigabat for the treatment of epilepsy and panic disorder. Key differentiating features of darigabat include:

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
3.
Clinical and preclinical evaluation: Darigabat has been evaluated in 355 subjects, including healthy volunteers and patients across multiple indications. Across 10 completed clinical trials, darigabat was generally well tolerated. In a Phase 1 multiple-dose trial in healthy volunteers, darigabat administration resulted in no reports of sedation and low rates of somnolence compared to that reported with the commonly prescribed BZD lorazepam that generally resolved after titration, even up to dose levels consistent with receptor occupancy of approximately 80%. In addition, darigabat has demonstrated clinical proof-of-principle in a Phase 2 photoepilepsy trial and anti-epileptic activity in multiple rodent models of epilepsy. In February 2022, we announced positive topline results for a Phase 1 trial of darigabat in a panic symptoms model in healthy volunteers. Both doses of darigabat demonstrated clinically meaningful and statistically significant anxiolytic activity compared with placebo in this proof-of-principle trial. Darigabat was generally well tolerated in this trial, with no serious adverse events and no discontinuations in the darigabat cohorts.

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

In panic disorder, we believe darigabat has the potential to provide anxiolytic benefit while minimizing the limiting tolerability effects of non-selective GABAA PAMs such as BZDs, with the possibility of shifting the treatment paradigm from episodic use of BZDs in response to anxiety attacks to a well tolerated, daily maintenance regimen.

Pending the results of our ongoing and planned trials, we believe darigabat could potentially change the paradigm of care for epilepsy and panic disorder, moving GABAA receptor modulators earlier in the treatment paradigm and from acute therapy to chronic therapy.

Clinical Trials

Darigabat has been evaluated in 355 subjects across 11 prior clinical trials in both patients and healthy volunteers. In a Phase 2, double-blind, crossover trial in photoepilepsy patients comparing darigabat to the commonly prescribed BZD lorazepam and to placebo, darigabat demonstrated anti-epileptic activity similar to lorazepam. In this trial, six out of seven patients taking darigabat achieved complete suppression of epileptiform activity evoked by flashing lights. In a Phase 1 trial comparing darigabat to lorazepam, healthy volunteers were assessed using the NeuroCart CNS test battery. Compared to lorazepam, darigabat demonstrated a greater reduction in saccadic peak velocity, a biomarker indicating engagement of selective alpha-2/3 subunit-containing GABAA receptors, while having reduced effects on motor coordination and cognition. Furthermore, in a Phase 1 MAD trial, darigabat showed no dose-related somnolence, even at dose levels consistent with receptor occupancy of approximately 80%. In addition, across several multiple-dose trials, darigabat has shown no evidence of withdrawal effects, a common problem with BZDs. Along with PK, PD and safety margin analyses, dose selection for trials with darigabat was informed by a Phase 1 PET receptor occupancy trial in healthy volunteers. Taken together, we believe these data suggest that darigabat may have the potential for anti-epileptic activity comparable to currently available BZDs, with reduced sedation, tolerance and withdrawal liabilities. We initiated a Phase 2 proof-of-concept trial in patients with focal epilepsy in the second half of 2020. Enrollment in the REALIZE trial has been impacted due to the residual post-COVID environmental and other factors that are resulting in slower-than-expected enrollment in many clinical trials. As a result, we anticipate a delay in the REALIZE readout beyond 2023. Following a detailed review of all environmental factors, we plan to provide updated timing on the REALIZE readout by mid-year. In February 2022, we announced positive topline results for a Phase 1 trial of darigabat in a panic symptoms model in healthy volunteers. Both doses of darigabat demonstrated clinically meaningful and statistically significant anxiolytic activity compared with placebo in this proof-of-principle trial. Darigabat was generally well tolerated in this trial, with no serious adverse events and no discontinuations in the darigabat cohorts. We intend to initiate a Phase 2 proof-of-concept trial of darigabat in panic disorder in the second quarter of 2023.

The table below provides an overview of all clinical trials of darigabat completed to date, including trials in indications other than epilepsy.

Trial Number	Phase	Trial End Date	Subjects (Darigabat/Total)	Design
B7431001(1)	Phase 1	July 2014	45/45	First-in-human single ascending dose in healthy volunteers; NeuroCart CNS battery to assess PD; active control (lorazepam) cohort
B7431002	Phase 1	July 2014	40/50	Multiple ascending dose in healthy volunteers
B7431004	Phase 1	Aug 2014	5/5	PET single dose in healthy volunteers
B7431008	Phase 1	Sept 2014	12/12	Food effect single dose in healthy volunteers
B7431003	Phase 1	Nov 2014	19/20	PainCart battery, single dose, crossover with active control (pregabalin) in healthy volunteers
B7431006	Phase 2	Aug 2015	74/222	Placebo- and active-controlled (naproxen), multiple dose in chronic low back pain patients
B7431007	Phase 2	Oct 2015	72/90	Placebo-controlled, multiple dose in generalized anxiety disorder patients
B7431005(1)	Phase 2	Feb 2017	7/7	Placebo- and active-controlled (lorazepam) single dose crossover in photoepileptic patients
B7431011(1)	Phase 1	Feb 2018	15/19	Multiple ascending dose in healthy volunteers
CVL-865-HV-001(1)	Phase 1	Dec 2021	36/54	Placebo- and active-controlled (alprazolam) multiple dose crossover of healthy volunteers in a CO2 inhalation model
CVL-865-1002	Phase 1	Dec 2021	12/12	Relative bioavailability and food effect in healthy volunteers
(1)
Most relevant trials discussed in greater detail in the following section.

Selected Darigabat Clinical Trials

Phase 1 Trial in Panic Symptoms Model

In February 2022, we announced positive topline results for Trial NCT04592536, a Phase 1 trial of darigabat in a panic symptoms model in healthy volunteers. The Phase 1 proof-of-principle trial was a three-cohort, randomized, double-blind, placebo- and active-controlled, crossover trial in healthy volunteers. The primary objective of the trial was to evaluate the anxiolytic effects of multiple doses of darigabat using an experimental medicine model of carbon dioxide (CO2) inhalation that is associated with symptoms of anxiety/panic in healthy volunteers. This model is known to be sensitive to the effects of drugs approved for the treatment of anxiety, including benzodiazepines and SSRIs.

This trial was designed with a maximum duration of approximately 13 weeks and consisted of a screening/baseline period, a treatment period and a follow-up period. During the screening/baseline period, subjects were exposed to the CO2 challenge, and only subjects who were sensitive to the anxiogenic effects of 35% CO2 double-breath inhalation at screening were eligible for randomization during the treatment period. Each treatment period consisted of eight days of dosing followed by the CO2 challenge performed after dosing on day eight. Adverse events were reported via participant queries approximately four times daily. The trial was conducted as a two-period, two-sequence crossover design comparing multiple doses of high-dose darigabat (25 mg BID), low-dose darigabat (7.5 mg BID), and alprazolam (1 mg BID) against placebo. Three cohorts of 18 subjects, for a total of 54 subjects, completed the trial. The primary endpoint of the trial was the change in the Panic Symptoms List, or PSL-IV, total score, which includes 13 symptoms scored across a range of 0 (absent) to 4 (very intense) and is commonly used to assess panic/anxiety. The design of this trial is illustrated below:

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

Difference versus Placebo (LS Mean ± SE)
Difference versus Placebo (LS Mean ± SE)
10
5
0
-5
-10
-15
-20
-25
p= 0.026
p= 0.282
p= 0.876
Darigabat
7.5 mg BID
Darigabat
25 mg BID
Alprazolam
1 mg BID

Darigabat was generally well tolerated in this trial, with no SAEs and no treatment-related discontinuations in the darigabat cohorts. Ninety-seven percent of AEs reported in the two darigabat treatment cohorts were considered mild. The remainder were considered moderate and there were no severe AEs in the darigabat treatment arms.

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

This trial demonstrated the anxiolytic potential of darigabat based on reduction of acute anxiety/panic evoked by CO2 inhalation in healthy subjects. We intend to initiate a Phase 2 proof-of-concept trial of darigabat in panic disorder in the second quarter of 2023.

Phase 2 Trial in Photoepilepsy

In February 2017, Pfizer completed Trial B7431005, a randomized, placebo- and active-controlled, cross-over, proof-of-principle, Phase 2 trial designed to evaluate the efficacy of darigabat in photoepilepsy using lorazepam as an active control.

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

Consistent with previous trials in healthy volunteers and patients, darigabat was observed to be generally well tolerated. The most frequently reported AEs in this single-dose trial were somnolence (three subjects each on placebo, 17.5 mg of darigabat and 2 mg of lorazepam and four subjects on 52.5 mg of darigabat) and dizziness (three subjects each on 17.5 mg and 52.5 mg of darigabat and one subject on 2 mg of lorazepam). One of the dizziness AEs and two of the somnolence AEs were moderate in severity. All other somnolence and dizziness AEs were mild in severity. There were no SAEs and no discontinuations due to AEs in this trial. Based on the totality of clinical data for darigabat to date, including the Phase 1 MAD trial in healthy volunteers described below, we believe that titration can help mitigate effects on somnolence and dizziness.

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

Ongoing Clinical Trials

REALIZE: Phase 2 Proof-of-Concept Trial in Focal Epilepsy

We are investigating darigabat in a Phase 2 proof-of-concept trial in approximately 150 patients with focal epilepsy. The focal epilepsy population is the largest subpopulation of epilepsy patients, and it is often studied to establish proof-of-concept in ASM development. The diagram below summarizes the design of the trial:

This trial is designed to be a multi-center, randomized, double-blind, placebo-controlled, parallel-group trial to assess the efficacy, safety and tolerability of darigabat as adjunctive therapy in adult patients with focal epilepsy. The trial population will include patients with an appropriate severity level of disease to allow for the detection of anticonvulsant activity with darigabat. The key inclusion criteria include: (1) men and women 18 to 75 years of age with a diagnosis of epilepsy with focal onset as defined by the International League Against Epilepsy as focal aware, focal impaired awareness and focal to bilateral tonic-clonic seizures for at least two years; (2) drug resistance, defined as lack of seizure control despite the use of at least two prior ASMs; (3) current treatment with at least one but no more than three ASMs and (4) a history of an average of four or more spontaneous and observable seizures per 28-day period for at least three months.

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

We initiated the REALIZE trial in the second half of 2020. Enrollment in the REALIZE trial has been impacted due to the residual post-COVID environmental and other factors that are resulting in slower-than-expected enrollment in many clinical trials. As a result, we anticipate a delay in the REALIZE readout beyond 2023. Following a detailed review of all environmental factors, we plan to provide updated timing on the REALIZE readout by mid-year. The totality of the activity and tolerability data that will be generated in REALIZE, the Phase 2 proof-of-concept trial, and REALIZE OLE, the 57-week open-label extension trial, will guide further clinical development of darigabat in epilepsy. We also plan to conduct additional clinical pharmacology studies as appropriate.

Tavapadon

We are developing our most advanced product candidate, tavapadon, as both a monotherapy and adjunctive therapy to levodopa, or L-dopa, as a treatment for early- and late-stage Parkinson’s, a neurodegenerative disorder characterized by the death of dopamine-producing neurons in the brain, respectively. Tavapadon was rationally designed as an orally bioavailable, once-daily partial agonist that selectively targets dopamine D1/D5 receptor subtypes with the goal of balancing meaningful motor control activity with a favorable tolerability profile. To our knowledge, tavapadon is the only D1/D5 receptor partial agonist currently in clinical development for treatment of motor symptoms of Parkinson’s and the first oral D1/D5 receptor agonist to have achieved sustained motor control improvement in a Phase 2 trial of Parkinson’s. Based on extensive clinical data generated to date, including from three Phase 2 trials, we initiated a registration-directed Phase 3 program beginning in January 2020, which includes two trials as monotherapy in early-stage Parkinson’s, known as TEMPO-1 and TEMPO-2, one trial as adjunctive therapy in late-stage Parkinson’s, known as TEMPO-3, and an open-label extension trial, known as TEMPO-4. Following a detailed review of all environmental factors, data are expected from TEMPO-3 in mid-year 2024 and TEMPO-1 and TEMPO-2 in the second half of 2024.

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

Our Solution—Tavapadon

Tavapadon is a selective partial agonist of the dopamine D1/D5 receptor subtypes expressed within the direct motor pathway that we are developing for the treatment of Parkinson’s. Key differentiating features of tavapadon include:

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

We believe the expected clinical profile of tavapadon has the potential to become a standard of care across the treatment spectrum as both monotherapy in early-stage Parkinson's and as adjunctive therapy in late-stage Parkinson’s.

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

Our prior and ongoing trials with tavapadon in Parkinson’s utilize three scales for patient selection: (1) either the Hoehn and Yahr scale or the modified Hoehn and Yahr scale; (2) the Movement Disorder Society-Unified Parkinson’s Disease Rating Scale, or MDS-UPDRS; and (3) the Hauser motor fluctuation patient diary. Two of these scales, MDS-UPDRS and the Hauser diary, are also used to measure therapeutic benefit.

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

The trial enrolled 50 patients with stage one to three Parkinson’s as measured on the Hoehn and Yahr scale and a documented history of experiencing “off” time with their current L-dopa dose. Patients were randomized into four cohorts to receive three different target doses of tavapadon. One cohort received a target dose of 5 mg once daily, or QD, one cohort received a target dose of 25 mg QD and two separate cohorts received target doses of 15 mg QD, with one of the two cohorts including only patients with Parkinson’s with documented L-dopa-induced dyskinesias and using a similar but more flexible up-titration schedule.

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

Ongoing Clinical Trials

Based on the substantial clinical data generated to date with tavapadon, we initiated our registration-directed Phase 3 program beginning in January 2020. This program includes two trials as monotherapy in early-stage Parkinson’s, known as TEMPO-1 and TEMPO-2, one trial as adjunctive therapy in late-stage Parkinson’s, known as TEMPO-3, and an open-label extension trial, known as TEMPO-4. Informed by the results of the Phase 2 trials in early- and late-stage Parkinson’s, our Phase 3 program has been designed to further characterize and evaluate tavapadon’s risk-benefit profile in the context of existing standards of care for Parkinson’s patients. Specifically, these trials will evaluate the utility of tavapadon across the disease spectrum of Parkinson’s, from early-stage patients to late-stage patients experiencing dyskinesias and “off” time on L-dopa. Our Phase 3 program will include additional standard clinical pharmacology studies to support a potential future new drug application, or NDA, submission and product labeling. We had an end-of-Phase 2 meeting with the FDA in August 2019, during which we obtained feedback on our registration-directed Phase 3 program. Based on this feedback, we believe that we have an understanding of all of the essential elements required for a potential NDA submission for tavapadon.

Phase 3 Monotherapy Early-Stage Parkinson’s Trials

As part of our registration-directed Phase 3 program, we are conducting two trials as monotherapy in early-stage Parkinson’s patients. The diagram below summarizes the design of the two trials:

TEMPO-1: Phase 3 Fixed-Dose Monotherapy Early-Stage Parkinson’s Trial

Based on historical registrational fixed-dose trials of approved Parkinson’s treatments, we designed TEMPO-1, a Phase 3 trial as a double-blind, randomized, placebo-controlled, parallel-group, fixed-dose, 27-week trial to evaluate the efficacy, safety and tolerability of tavapadon as monotherapy in early-stage Parkinson’s patients. We plan to enroll 522 patients with 1:1:1 randomization between tavapadon 5 mg QD, tavapadon 15 mg QD and placebo. We incorporated a preset mandatory dose titration schedule across the first six weeks of treatment in an attempt to minimize patient discontinuations. Key inclusion criteria include patients with modified Hoehn and Yahr stage one to two Parkinson’s with baseline MDS-UPDRS Part III motor score of 10 or greater and Part II score of two or greater. No concomitant Parkinson’s medications are allowed, except for use of MAO-B inhibitors if treatment was initiated at least 90 days before entering the trial and the dosage will remain stable for the duration of the trial.

The primary endpoint for both our fixed-dose monotherapy early-stage Parkinson’s trial and our flexible-dose monotherapy early-stage Parkinson’s trial discussed below will be the change from baseline of the combined MDS-UPDRS Parts II and III scores. There is a long history of using the MDS-UPDRS Part III score, either individually or in combination with Part II score, as the primary endpoint in registrational Parkinson’s trials. To our knowledge, Part III scores have been used alone or in combination with

Part II scores as the primary basis of approval for the three D2/D3- preferring agonists and one MAO-B inhibitor that are currently FDA approved as monotherapies for the treatment of early Parkinson’s symptoms. During our end-of-Phase 2 meeting with the FDA, the FDA stated that they believe that the MDS-UPDRS Part II score without Part III is a more appropriate primary endpoint in clinical trials for early-stage Parkinson’s patients, as all score changes in activities rated in Part II reflect a clinically relevant change in patients. The FDA explained that its interpretation of the primary endpoint results in our monotherapy early-stage Phase 3 Parkinson’s trials would depend on a detailed analysis of the results and of the respective contributions of Parts II and III to the final trial results. The FDA also indicated that a determination as to whether the trials contribute substantial evidence of effectiveness would be a review issue at the time of the submission of the NDA.

Accordingly, the target enrollment being utilized for our Phase 3 trials as monotherapy in early-stage Parkinson’s is powered, based on results from the Phase 2 early-stage Parkinson’s trial, to provide 90% confidence of detecting a statistically significant placebo-adjusted improvement from baseline of four points or greater in the Part II and III combined score and a statistically significant placebo-adjusted change from baseline of one point or greater in the Part II score alone. Since each item evaluated by the MDS-UPDRS Part II total score measures daily function, we believe that any measurable improvements over placebo would be considered clinically relevant. Patients without any meaningful functional deficit at baseline, represented by an MDS-UPDRS Part II score of zero or one, who are thus not able to show meaningful improvement on their Part II score with treatment, will be excluded from the trials. We also believe the extended 27-week period of treatment will increase the probability of a robust difference from placebo on both the primary endpoint of Part II and III combined scores and the individual Part II score.

Key secondary endpoints are the change from baseline in the MDS-UPDRS Part II score and a responder analysis on Patient Global Impression of Change, a patient-reported assessment of the overall benefit of treatment (referred to as the PGI-I in prior tavapadon trials). Additional exploratory endpoints include quality of life measures as well as safety measures such as the ESS and Questionnaire for Impulsive-Compulsive Disorders in Parkinson’s. We have designed the trial with these endpoints to demonstrate the impact of tavapadon on motor control and activities of daily living, as well as its potentially differentiated side effect profile with respect to somnolence and impulse control. We expect data from this trial in the second half of 2024.

TEMPO-2: Phase 3 Flexible-Dose Monotherapy Early-Stage Parkinson’s Trial

TEMPO-2, our second Phase 3 trial is designed as a double-blind, randomized, placebo-controlled, parallel-group, flexible-dose, 27-week trial to evaluate the efficacy, safety and tolerability of tavapadon as monotherapy in patients with early-stage Parkinson’s. We plan to enroll 296 patients with 1:1 randomization between tavapadon, which will be flexibly titrated up to between 5 mg QD and 15 mg QD, and placebo. Following a fixed titration scheme to the 5 mg QD dose level, each patient’s dose will be further increased to a target dose of 15 mg QD unless prevented by tolerability. Patients unable to achieve or tolerate 15 mg QD or 10 mg QD may remain at 10 mg QD or 5 mg QD, respectively, for the remainder of the treatment phase. Key inclusion criteria include patients with modified Hoehn and Yahr stage one to two Parkinson’s with baseline MDS-UPDRS Part III motor score of 10 or greater and Part II motor score of two or greater. No concomitant Parkinson’s medications are allowed except for MAO-B inhibitors if use was initiated at least 90 days before entering the trial and the dosage will remain stable for the duration of the trial.

As mentioned above, the primary endpoint is the change from baseline of combined MDS-UPDRS Parts II and III scores. Similar to the fixed-dose monotherapy early-stage Parkinson’s Phase 3 trial, the primary endpoint will be supported by secondary and exploratory efficacy endpoints as well as safety measures. The flexible dose design of this trial allows for more efficient powering that requires only two arms instead of three arms. The trial is powered with 90% confidence to detect a statistically significant difference of four points or more from placebo on the primary endpoint and a difference of one point or more from placebo on the Part II score alone. We expect data from this trial in the second half of 2024.

TEMPO-3: Phase 3 Flexible-Dose Adjunctive Therapy Late-Stage Parkinson’s Trial

TEMPO-3, our third Phase 3 trial is designed as a double-blind, randomized, placebo-controlled, parallel-group, flexible-dose, 27-week trial to evaluate the efficacy, safety and tolerability of tavapadon as an adjunct therapy in patients with late-stage Parkinson’s who are treated with L-dopa and experience motor fluctuations. We plan to enroll 500 patients with 1:1 randomization between tavapadon flexibly dosed up to between 5 and 15 mg QD and placebo. Following a fixed titration scheme to the 5 mg QD dose level, each patient’s dose will be further increased to a target dose of 15 mg QD unless prevented by tolerability. Patients unable to achieve or tolerate 15 mg or 10 mg QD may remain at 10 mg or 5 mg QD, respectively, for the remainder of the treatment period. Key inclusion criteria include patients with modified Hoehn and Yahr stage two to three Parkinson’s who maintain some level of responsiveness to L-dopa and are experiencing at least 2.5 hours of “off” time per day for two consecutive days at baseline.

The diagram below summarizes the design of this trial:

The primary endpoint is the change from baseline in total “on” time without troublesome dyskinesias. Based on the learnings from the Phase 2 trial in late-stage Parkinson’s, we have designed this trial with the intention of rectifying key design components that may have contributed to the inability to achieve Pfizer’s pre-specified efficacy hurdle for continuing the tavapadon program. For example, to minimize gastrointestinal and other side effects and patient discontinuations, the protocol for this trial allows for 14 weeks of gradual titration and adjustment, rather than the three weeks allowed in the Phase 2 trial. This titration schedule is followed by 13 weeks at maximal dosing, as opposed to the seven weeks in the Phase 2 trial, to fully explore tavapadon’s potential efficacy in these patients. The FDA has publicly stated that the primary endpoint of “on” time without troublesome dyskinesias is the most clinically relevant regulatory endpoint to assess therapeutic benefit in this patient population. The trial is powered to demonstrate a one-hour improvement over placebo in the primary endpoint with 90% confidence. A planned variability assessment by an independent Interim Analysis Review Committee was completed in the fourth quarter of 2022 when 67% of target enrollment was achieved to assess the adequacy of the overall sample size relative to achieving trial objectives and to allow for potential sample size adjustment (up to a pre-specified maximum of 528 patients) if needed. This variability assessment confirmed a total target enrollment of 500 patients in TEMPO-3, which was within our anticipated enrollment range. We expect data from this trial in mid-year 2024.

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

CVL-871

CVL-871 is a selective partial agonist of the dopamine D1/D5 receptor subtypes specifically designed to achieve a modest level of partial agonism, which we believe may be useful in modulating the complex neural networks that govern cognition, motivation and behavior. Dopamine acting on D1/D5 receptor subtypes in the cortex and midbrain plays a key role in the finely-tuned and dynamic neural network that modulates cognitive function, reward-processing and decision-making. In patients with Parkinson’s, we have observed that improving motor symptoms requires higher levels of partial agonism to offset the large losses in dopaminergic neurons in the motor cortex. In contrast, dementia patients require a more finely-tuned modulation of the neural networks that govern cognition, motivation and behavior to normalize the dynamic range. As such, we have designed CVL-871 to have a lower level of partial agonism than tavapadon. The hypothesis for using D1/D5 receptor subtype partial agonism to treat dementia-related apathy is informed by clinical trials of other compounds where increases in dopamine activity resulted in a statistically significant improvement on apathy scales. We believe CVL-871 may possess an optimal profile to target this new indication due to the degree to which it activates relevant dopamine circuits within the brain and its favorable clinical tolerability profile observed to date. We are currently conducting an exploratory Phase 2a dose-ranging trial in dementia-related apathy. Due to slower-than-expected enrollment, data is now expected for this trial in the second half of 2024.

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

3.
Clinical and preclinical evaluation: CVL-871 has been tested in a total of 58 subjects, including healthy volunteers in a Phase 1 single and MAD trial and Parkinson’s patients in a seven-day Phase 1 trial. These trials have demonstrated evidence of CNS activity and provided clinical data that support the targeted lower partial agonism of CVL-871 relative to tavapadon. Preclinical studies showed activity in models of motor function as well as cortical function linked to increased D1 activation. Preclinical safety and toxicology studies of up to 26 weeks in duration have been completed and data to date supports the dosing duration in our ongoing Phase 2a trial.

We believe CVL-871 could possess the optimal profile amongst D1/D5 receptor agonists to target hypothesized dopaminergic deficits in D1-mediated neural circuits related to motivation and reward processing, and clinical research suggests increased dopamine receptor activation may have a role in the treatment of dementia-related apathy.

Clinical Trials

Two Phase 1 trials of CVL-871 have been completed in a total of 58 subjects, including both healthy volunteers and Parkinson’s patients. In these trials, CVL-871 was observed to be generally well tolerated. Evidence of moderate improvement in motor symptoms, a measure of biological activity, was also observed, along with a PK profile that supports the potential for once-daily dosing. Consistent with CVL-871’s lower partial agonism, these studies showed a difference compared to tavapadon, including improved tolerability in healthy volunteers and a more modest magnitude of motor benefit in patients with Parkinson’s. Based on these findings, we are conducting an exploratory Phase 2a trial of CVL-871 in dementia-related apathy. Due to slower-than-expected enrollment, data is now expected for this trial in the second half of 2024.

Ongoing Exploratory Phase 2a Clinical Trial

We are conducting an exploratory Phase 2a, multi-center, randomized, double-blind, placebo-controlled, parallel-group, 12-week, dose-ranging trial. The objective of the trial is to evaluate the safety, tolerability, and PD of two fixed doses of CVL-871 in male and female subjects aged 50 to 85 years who have clinically significant apathy and a diagnosis of mild to moderate dementia (inclusive of possible/probable Alzheimer’s disease dementia, possible/probable dementia with Lewy bodies, frontotemporal dementia or vascular dementia). The trial will include a four-week screening period, a 12-week treatment period, and a four-week safety follow-up period. Up to 75 subjects will be enrolled and randomized in a 1:1:1 ratio to three treatment groups: 1 mg QD of CVL-871, 3 mg QD of CVL-871 or placebo, as shown in the figure below.

Several clinical assessments will be utilized to measure change in apathy severity during treatment, and these assessments will be evaluated as potential primary endpoint measures for late-stage trials. These include the Neuropsychiatric Inventory (NPI) apathy domain, the Neuropsychiatric Inventory-Clinician (NPI-C) apathy domain, the Dementia Apathy Interview and Rating (DAIR), and the Apathy Evaluation Scale-Clinician (AES-C). The NPI will also be used to assess changes in other neuropsychiatric symptoms. In addition, several measures will be utilized to assess changes in cognition, function (e.g. activities of basic living, and cognitive, functional, and behavioral performance), and caregiver burden. Due to slower-than-expected enrollment, data is now expected for this trial in the second half of 2024.

Incorporation by Reference

For more information about additional prior clinical trials and preclinical studies of CVL-871, please see pages 48 to 49 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which are incorporated herein by reference.

Our Other Programs

CVL-354

CVL-354 is a KORA for the treatment of MDD and substance use disorder. Kappa opioid receptors, or KORs, are G-protein coupled receptors that are expressed throughout the CNS, but particularly in circuits linked to motivation and anxiety. KOR activation is associated with neural networks linked to stress, depression and anxiety. In substance use disorder specifically, our goal is to reduce the physical symptoms and anxiety associated with withdrawal and thereby help patients recovering from addiction to maintain abstinence. CVL-354 is a high potency KORA and is highly selective for KOR over the mu opioid receptor, or MOR. Notably, CVL-354 has no agonist activity at the MOR. CVL-354 has shown robust activity in preclinical animal models. Our preclinical safety package to date demonstrated appropriate margins to interrogate a range of receptor occupancies to support the indications of interest. We are currently conducting a Phase 1 SAD and MAD trial of CVL-354 in healthy volunteers and plan to conduct a Phase 1 PET receptor occupancy trial of CVL-354 in healthy volunteers.

PDE4 Inhibitor Program

We are also advancing a selective PDE4 inhibitor (PDE4D-sparing) program for the treatment of psychiatric, neuroinflammatory and other disorders. Non-selective PDE4 inhibitors, including rolipram, have been reported to have shown antidepressant, antipsychotic, pro-cognitive and anti-inflammatory activity. However, gastrointestinal side effects such as nausea and emesis have been dose-limiting in all PDE4 inhibitors tested in clinical trials to date. The gastrointestinal side effects that have hindered development for non-selective PDE4 inhibitors are widely believed to be more specifically linked to inhibition of the PDE4D subtype. Our PDE4 inhibitors are designed to be more selective for PDE4A, PDE4B and PDE4C over PDE4D and has demonstrated promising overall preclinical properties. This has resulted in a reduced emetic response to treatment in non-human primate models, suggesting the potential for our selective PDE4 inhibitors to deliver the benefits of PDE4 inhibition while minimizing the gastrointestinal side effects linked to PDE4D inhibition. To our knowledge, there are no other highly brain-penetrant and PDE4D-sparing inhibitors currently in development for CNS diseases. Our selective PDE4 inhibitors have demonstrated antipsychotic activity in several preclinical assays, including the pre-pulse inhibition and conditioned avoidance response models. We believe PDE4 inhibition has the potential to treat a variety of psychiatric, neuroinflammatory and other disorders, including schizophrenia, MDD and progressive multiple sclerosis.

M4 Agonist Program

We are also expanding our M4 franchise with additional product candidates that have pharmacology tailored to specific indications. Based on early preclinical evidence and strong biological rationale, we are evaluating highly-selective M4 full and partial agonists for potential use in psychiatric and neurological indications. We are currently in the process of identifying and advancing a lead candidate for this program.

Incorporation by Reference

For more information about CVL-354, our PDE4 inhibitor program and our M4 agonist program, please see pages 54 to 56 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which are incorporated herein by reference.

Early Pipeline Target and Lead Identification Strategy

Our approach for target identification focuses on neuroscience targets with the highest levels of biological validation, as demonstrated through human pharmacological activity, our understanding of human disease biology and causal genetic association to disease. Through prioritizing a combination of both target tractability and target validation, we believe that we can more efficiently focus our early discovery efforts and resources on high probability of success opportunities that are the most likely to achieve clinical proof of concept, and ultimately, drug approval. Within our labs, we will leverage human genome sequencing and cutting-edge technologies such as genetically engineered brain organoids to identify causal relationships among single nucleotide polymorphs in idiopathic disease populations to identify novel associations between genetic pathways and disease. To date, we have successfully identified new targets that demonstrate gene dosage effects on disease phenotypes, including a pharmaceutically tractable gene that can both accelerate and reduce alpha-synuclein accumulation. Based on these data, we believe that we have the opportunity to identify compounds for use in modifying Parkinson’s through modulation of alpha-synuclein levels to potentially prevent or slow the advancement of the disease. Additionally, based upon human genetics, prior clinical trials and pharmacology studies, we have identified early targets across a number of other neurodegenerative and psychiatric diseases.

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

Our internal research laboratories include capabilities aimed at discovering receptor-selective molecules with carefully designed pharmacological activity. We leverage in vitro and in vivo characterization to develop molecules that may be able to normalize neurocircuitry in neuroscience disease and minimize potential for side effects. We evaluate advanced chemical leads in house using both physiological and behavioral approaches to characterize their neural activity at the level of the intact CNS in model organisms.

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

Schizophrenia

We are developing emraclidine for the treatment of schizophrenia. While there remains significant unmet need in schizophrenia, we may face competition from second-generation atypical antipsychotic treatments that work primarily by inhibiting D2 receptors as their primary mechanism of action. These drugs include: Abilify and Abilify Maintena, marketed by Otsuka Holdings; Invega Trinza and Invega Sustenna, marketed by Johnson & Johnson; Aristada, marketed by Alkermes; Zyprexa, marketed by Eli Lilly; Vraylar, marketed by AbbVie (formerly Allergan); Caplyta, marketed by Intra-Cellular Therapies; and Latuda, marketed by Sumitomo Dainippon Pharma.

Additionally, we are aware of several product candidates in clinical development that are designed to modulate dopamine, serotonin and/or muscarinic receptors, including product candidates being developed by Acadia Pharmaceuticals, Sumitomo Dainippon Pharma, Minerva Neurosciences, Neurocrine Biosciences and Karuna Therapeutics.

Epilepsy

We are developing darigabat for the treatment of epilepsy. Darigabat may face competition from a variety of ASMs, including currently marketed therapies such as XCOPRI® (cenobamate), which was developed by SK Life Sciences and was approved by the FDA in November 2019. Additionally, there are next-generation therapies in development, such as XEN1101 being developed by Xenon Pharmaceuticals and NBI-921352 (formerly known as XEN901) being developed by Neurocrine Biosciences.

We may also face competition from other companies developing next-generation GABAA receptor modulators such as Engrail Therapeutics and Avenue Therapeutics. There are also several therapies that are either marketed or in development targeting rarer forms of epilepsy such as Lennox-Gastaut syndrome, CDKL5 deficiency disorder and Dravet syndrome that could have efficacy in broader epileptic populations, including fenfluramine from UCB (formerly Zogenix), ganaxalone from Marinus Pharmaceuticals and cannabinoid-based therapies from Jazz Pharmaceuticals (formerly GW Pharmaceuticals).

Parkinson’s Disease

We are developing tavapadon for the treatment of early- and late-stage Parkinson’s. We may face competition from currently available treatments for both stages of disease, such as L-dopa, D2/D3-preferring agonists and MAO-B inhibitors as monotherapy or in combination, as well as deep brain stimulation devices by Medtronic Inc. and St. Jude Medical Inc., among others, for the later stages of disease. Additionally, we are aware of several potential symptomatic and disease-modifying therapeutics being developed by other pharmaceutical and biotechnology companies, including Denali Therapeutics, Prothena, Roche, Voyager Therapeutics, Prevail Therapeutics, Sage Therapeutics, Neurocrine Biosciences, Eli Lilly and AstraZeneca, that are in various stages of clinical development. These companies are employing a variety of therapeutic modalities, including gene therapy and gene editing, in addition to small molecule chemistry, to address Parkinson’s.

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

Under the terms of the Pfizer License Agreement, we are also required to make regulatory approval milestone payments to Pfizer, ranging from $7.5 million to $40.0 million on a compound-by-compound basis, upon the first regulatory approval in the United States for the first product containing or comprised of a given compound, with the amount of the payments determined by which designated group the compound falls into and with each such group generally characterized by the compounds’ stage of development. Each such regulatory approval milestone is payable only once per compound. If all of our product candidates included in the table in the section entitled “—Our Pipeline” are approved in the United States, the total aggregate amount of such regulatory approval milestones payable to Pfizer would be approximately $190.0 million.

In addition, we are required to pay Pfizer commercial milestone payments up to an aggregate of $170.0 million per product when aggregate net sales of products under the Pfizer License Agreement in a calendar year first reach various thresholds ranging from $500.0 million to $2.0 billion. Each commercial milestone payment is payable only once upon first achievement of the applicable commercial milestone. If all of our product candidates included in the table in the section entitled “—Our Pipeline” achieve all of the commercial milestones, the total aggregate amount of such commercial milestones payable to Pfizer would total approximately $1.4 billion.

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

We have exclusive licenses under the Pfizer License Agreement to patent rights in the United States and numerous foreign jurisdictions relating to our product candidates. As of December 31, 2022, the patent rights in-licensed under the Pfizer License Agreement include:

•
For our dopamine D1 agonists, our portfolio includes eight patent families directed to various dopamine D1 agonists, compositions of matter and methods of treating dopamine D1-associated disorders, including schizophrenia, schizoaffective disorder, cognitive impairment, Parkinson’s disease, Alzheimer’s disease and dementia. Across these eight patent families, the portfolio includes 19 granted patents in the United States and 68 patents granted in foreign jurisdictions, including Canada, Japan, China or validated in various member states of the European Patent Office. Additionally, three patent applications have been allowed or are pending in the United States and foreign jurisdictions. A subset of the patents and patent applications in our dopamine D1 agonist portfolio relate to either or both tavapadon and CVL-871. For tavapadon, the applicable patents and pending patent applications are directed to tavapadon, compositions of matter and certain methods of treatment, including methods of treating Parkinson’s disease and apathy in Alzheimer’s disease, and, excluding any patent term adjustments or extensions, have a statutory expiration date in 2034. For CVL-871, the applicable patents and pending patent applications are directed to CVL-871, compositions of matter and certain methods of treatment, including methods of treating Alzheimer’s disease, dementia and cognitive impairment, and, excluding any patent term adjustments or extensions, have a statutory expiration date in 2034.
•
For our GABAA receptor modulators, our portfolio includes three patent families directed to various GABAA receptor modulators, compositions of matter and methods of treating GABAA receptor-associated diseases or disorders, including pain, epilepsy and anxiety. Across these three families, the portfolio includes three granted patents in the United States and 43 patents granted in foreign jurisdictions, including Canada, China, Japan or validated in various member states of the European Patent Office. A subset of the patents and patent applications in our GABAA receptor modulator portfolio relate to darigabat. For darigabat, the applicable patents and pending patent applications are directed to darigabat, compositions of matter and methods of treating various conditions, including pain, epilepsy and anxiety, and, excluding any patent term extensions, have a statutory expiration date in 2033.
•
For our muscarinic M4 positive allosteric modulators, our portfolio includes two patent families directed to various M4 PAMs, compositions of matter and methods of treating M4 receptor subtype associated diseases or disorders, including Alzheimer’s disease, schizophrenia, pain, addiction and sleep disorders. Across these two families, the portfolio includes two granted patents in the U.S. and 48 granted patents in foreign jurisdictions, including Israel, China, Japan, Mexico or validated in various member states of the European Patent Office. Additionally, one application is pending in the U.S. and 18 applications are pending in foreign jurisdictions. A subset of the patent applications in our M4 positive allosteric modulator portfolio relate to emraclidine. For emraclidine, these pending patent applications are directed to emraclidine, compositions of matter and methods of treating schizophrenia, and, excluding any patent term adjustments or extensions, have a statutory expiration date in 2037.
•
For our KOR antagonists, our portfolio includes one patent family directed to various KOR antagonists, compositions of matter and methods of modulating KOR and treating neurological disorders or psychiatric disorders, such as substance abuse disorders, depressive disorders, anxiety disorders, trauma and stressor related disorders, or feeding and eating related disorders. This family includes one granted patent in the U.S. and six granted patents in foreign jurisdictions. Additionally, seven applications are allowed or pending in foreign jurisdictions. Excluding any patent term adjustments or extensions, the granted patent and any applications that may issue from this family have a statutory expiration date in 2037.
•
For our muscarinic M4 agonists, our portfolio includes one patent family directed to various M4 agonists, compositions of matter and methods of treating M4 muscarinic receptor-associated diseases or disorders, including Alzheimer’s disease, schizophrenia, pain, addiction, Parkinson’s disease, PD-LID and sleep disorders. This family includes a granted U.S. patent, a pending U.S. application, as well as eight pending applications in foreign jurisdictions. Excluding any patent term adjustments or extensions, any patents that may issue from this family will have a statutory expiration date in 2039.
•
For our PDE4B inhibitors, our portfolio includes five patent families directed to various PDE4B inhibitors, compositions of matter and methods of treating schizophrenia, depression, anxiety, Parkinson’s disease, Alzheimer’s disease, multiple sclerosis, chronic obstructive pulmonary disease, inflammation, stroke, asthma, cerebral vascular disease and allergic conjunctivitis and, excluding any patent term adjustments or extensions, have statutory expiration dates in 2034, 2035, 2036 and 2037. The patent families include nine granted patents in the United States and 90 patents granted in foreign jurisdictions, including Canada, China, Japan or validated in various member states of the European Patent Office. Additionally, two patent applications are pending in the U.S. and nine patent applications are pending in foreign jurisdictions.

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

Trademarks

As of December 31, 2022, our registered trademark portfolio contained 46 registered trademarks in foreign jurisdictions, including, but not limited to, Argentina, Brazil, China, Colombia, the European Union, Japan, Mexico, the Russian Federation, Switzerland, Turkey, the United Kingdom and Venezuela. In addition, we have two registered trademarks in the U.S. Further, there are three pending trademark applications in Canada.

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

The accelerated approval pathway is contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Sponsors are also required to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the sponsor fails to conduct such studies in a timely manner and send the necessary updates to the FDA, or if a confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials for product candidates approved under accelerated regulations, which could adversely impact the timing of the commercial launch of the product.

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

Clinical Trial Approval

In the European Union, an applicant for authorization of a clinical trial must obtain prior approval from the national competent authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the relevant independent ethics committee has issued a favorable opinion. In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014, or the Clinical Trials Regulation, was adopted in the European Union. The Clinical Trials Regulation is directly applicable in all the EU Member States and repealed the current Clinical Trials Directive 2001/20/EC, as of January 31, 2022.

The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “Clinical Trials Information System”; a single set of documents to be prepared and submitted for the application, as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by an elected Reference Member State, with support of the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted, or the Member States Concerned. Part II is assessed separately by each Member State Concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State, however, overall related timelines will be defined by the Clinical Trials Regulation.

Marketing Authorization

To obtain a marketing authorization for a product in the European Union, an applicant must submit an MAA either under a centralized procedure administered by the European Medicines Agency, or EMA, or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure or mutual recognition procedure) for obtaining marketing authorization in multiple EU Member States. A marketing authorization may be granted only to an applicant established in the European Economic Area, or EEA (which is comprised of the EU Member States plus Norway, Iceland and Liechtenstein).

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid throughout the EEA. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene therapy, somatic cell therapy and tissue-engineered products) and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of HIV or AIDS, cancer, diabetes, neurodegenerative diseases, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients in the EU, the centralized procedure may be optional.

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

Now that the United Kingdom (which comprises Great Britain and Northern Ireland) has left the European Union, Great Britain is no longer covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized marketing authorizations continue to be recognized in Northern Ireland). All medicinal products with an existing EU centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. Until December 31, 2023, the Medicines and Healthcare products Regulatory Agency, or MHRA, the United Kingdom medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required. For additional information related to the regulatory framework in the United Kingdom, please refer to the discussion below under the section entitled “—Brexit and the Regulatory Framework in the United Kingdom.”

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

Data and Market Exclusivity

In the European Union, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized through the centralized authorization procedure. Data exclusivity prevents applicants for authorization of generics or biosimilars of these innovative products from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar (abbreviated) marketing authorization, for a period of eight years from the date on which the reference product was first authorized in the European Union. During an additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall 10-year period will be extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

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

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom ceased being a Member State of the European Union on January 31, 2020, and the European Union and the United Kingdom have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland).

Except in respect of the new EU Clinical Trials Regulation, the regulatory regime in Great Britain therefore aligns in many ways with current EU medicines regulations, however it is possible that these regimes will diverge more significantly in the future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

European Data Collection Regulation

For our clinical trials in the European Union, we are subject to additional privacy restrictions and data protection requirements. The collection and use of personal data, including health information, in the European Union is governed primarily by the General Data Protection Regulation, (EU) 2016/679, or GDPR. This regulation imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data breaches to the competent national data protection authorities and the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to third countries, including the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States may result in significant fines and other administrative penalties.

Further to Brexit, the GDPR ceased to apply in the United Kingdom on December 31, 2020. However, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the United Kingdom’s data protection regime, which is independent from but aligned to the European Union’s data protection regime. The UK Government has announced plans to reform its data protection legal framework but these have been put on hold. Non-compliance with the UK GDPR may result in significant monetary penalties.

The GDPR includes restrictions on cross-border data transfers. Adequate safeguards must be implemented to enable the transfer of personal data outside of the European Union or the United Kingdom in particular to the U.S., in compliance with European Union and United Kingdom data protection laws. On June 4, 2021, the European Commission issued new forms of standard contractual clauses for data transfers from controllers or processors in the European Union (or otherwise subject to the EU GDPR) to controllers or processors established outside the European Union (and not subject to the EU GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the Data Protection Directive. The United Kingdom is not subject to the European Commission’s new standard contractual clauses but has published its own version of standard clauses, referred to as “International Data Transfer Agreement” which entered into force on 21 March 2022 and enables transfers originating from the United Kingdom. Transfers made pursuant to these new mechanisms need to be assessed on a case-by-case basis to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred personal data as the European Union, and businesses are required to adopt supplementary measures if such standard is not met. We will be required to implement these new safeguards when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost.

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

Further, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to request access to certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

Employees and Human Capital

As of December 31, 2022, we had 298 full-time employees, including approximately 86 employees with M.D. and/or Ph.D. degrees and approximately 202 employees directly engaged in research and development, with the rest providing administrative, business and operations support. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

We have, since our inception, worked to create a high-performing, inclusive and diverse workforce with a common passion and mindset of striving to achieve our mission. We have deliberately sought to secure top talent with a diversity of thought, experiences and backgrounds who are committed to making a difference in the lives of people living with neuroscience diseases. We believe that with a common goal and by embracing differences, we have a unique advantage in challenging the status quo to apply innovative thinking to long-existing medical challenges that better reflect the diversity of those who can potentially benefit from it. As of December 31, 2022, our workforce was self-reportedly approximately 59% women and approximately 38% Asian, Hispanic, Latino, Black or African American, and our senior leadership was approximately 63% women or minorities, reflecting the workforce we strive to create throughout the company.

We believe that our single most important asset that differentiates us now and into the future is our employees. Our human capital resource objectives include finding and attracting the highest performing and most experienced talent and inspiring them to bring their best to Cerevel each and every day. We strive to achieve these objectives through competitive compensation programs and thoughtful benefits that are intended to meet the needs of employees where they are. Our culture underpins all that we do and is anchored in our core values of trust, courage, respect, curiosity and compassion. We strive to be inclusive and diverse in thought, action and in the people who join us. To ensure that this is knitted into the fiber of our organization, we have implemented initiatives across our entire workforce through targeted hiring objectives, supplier and vendor diversity programs and inclusivity plans for clinical trials, the achievement of which were an element in our annual incentive plan goals for 2022. We also regularly conduct surveys to gauge employee engagement and to create an ongoing open dialogue with our employees. We are also committed to professional development at every level of our organization through real-time work experiences as well as other learning opportunities and training programs.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $351.5 million, $225.3 million and $152.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $967.8 million and had not yet generated revenues. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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
•
make milestone, royalty or other payments due under the Pfizer License Agreement and any future in-license or collaboration agreements; and
•
make milestone, royalty, interest or other payments due under the Funding Agreements, our 2027 Notes and any future financing or other arrangements with third parties.

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

Our ability to become and remain profitable depends on our ability to generate revenue or execute other business development arrangements. We do not expect to generate significant revenue, if any, unless and until we are able to obtain regulatory approval for, and successfully commercialize, one or more product candidates we are developing or may develop. Successful commercialization will require achievement of many key milestones, including demonstrating safety and efficacy in clinical trials, obtaining regulatory approval for these product candidates, manufacturing, marketing and selling those products for which we may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any further losses or if or when we might achieve profitability. We may never succeed in these activities and, even if we do, we may never generate revenues that are significant enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our failure to become and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. If we continue to incur losses as we have since our inception, investors may not receive any return on their investment and may lose their entire investment.

We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or terminate our product discovery and development programs or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of our product candidates. We will need to raise additional capital to complete our currently planned clinical trials and any future clinical trials. Other unanticipated costs may arise in the course of our development efforts. If we are able to gain marketing approval for product candidates that we develop, we will require significant additional amounts of funding in order to launch and commercialize such product candidates and will also be required to make certain milestone and royalty payments under the Pfizer License Agreement and the Funding Agreements. We cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop, and we may need substantial additional funding to complete the development and commercialization of our product candidates.

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

We currently have five clinical-stage product candidates as well as several other product candidates that are at various stages of preclinical development. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively pursuing our most advanced product candidates and indications and ensuring the development of additional potential product candidates and indications.

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

To date, as an organization, we have not completed the development of any of our product candidates. Our future success and ability to generate revenue from our product candidates, which is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more of our product candidates. All of our product candidates will require substantial additional investment for clinical development, regulatory review and approval in one or more jurisdictions. If any of our product candidates encounters safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be materially harmed.

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

The general approach for FDA approval of a new drug is dispositive data from two or more adequate and well-controlled clinical trials of the product candidate in the relevant patient population. Adequate and well-controlled clinical trials typically involve a large number of patients, have significant costs and take years to complete. The FDA or other regulatory authorities may disagree with us about whether a clinical trial is adequate and well-controlled or may request that we conduct additional clinical trials prior to regulatory approval. In addition, there is no assurance that the doses, endpoints and trial designs that we intend to use for our planned clinical trials, including those that we have developed based on feedback from regulatory agencies or those that have been used for the approval of similar drugs, will be acceptable for future approvals. For example, while we have designed our registration-directed Phase 3 program for tavapadon after receiving input and feedback from the FDA, there can be no assurance that the design of our planned clinical trials will be satisfactory to the FDA or that the FDA will not require us to modify our trials or conduct additional testing, or that completing these trials will result in regulatory approval. See the section entitled “Business—Our Lead Programs—Tavapadon—Our Solution–Tavapadon—Ongoing Clinical Trials—TEMPO-1: Phase 3 Fixed-Dose Monotherapy (Early-Stage) Parkinson’s Trial” in this Annual Report for a description of our discussions with the FDA regarding the proposed primary endpoint of our Phase 3 trials of tavapadon as monotherapy in early-stage Parkinson’s. Even if our Phase 3 clinical trials as monotherapy in early-stage Parkinson’s achieve their primary endpoint, there can be no assurance that the FDA will find them sufficient to support approval if, for example, the FDA determines the contribution of the MDS-UPDRS Part II score to the primary endpoint results to be inadequate. Our Phase 2 early-stage Parkinson’s trial of tavapadon did not use the MDS-UPDRS Part II score as a primary endpoint and was therefore not powered to show a statistically significant difference from placebo for this measure. In addition, based on our end-of-Phase 2 meeting with the FDA where we presented single-dose electrocardiogram, or ECG, multiple-dose ECG and a model-based analysis of Phase 1 data, we plan to collect time-matched PK and ECG measures in a subset of patients as a sub-study in our ongoing Phase 3 fixed-dose monotherapy early-stage Parkinson’s trial. However, there can be no assurance that we will not be required to conduct additional testing on the safety and tolerability of tavapadon, including with respect to arrhythmia. Additionally, we are developing CVL-871 for the treatment of dementia-related apathy. There are no currently approved therapies for dementia-related apathy, and we may experience challenges in defining this indication. There are limited precedents for trial design, trial endpoints and regulatory pathway for this indication, which may make clinical development and regulatory approval of CVL-871 more challenging.

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

For instance, the continued spread of COVID-19 has impacted and may further impact our clinical trials or preclinical studies. The onset of the COVID-19 pandemic caused brief pauses in patient screening and enrollment in our Phase 3 trials of tavapadon for the treatment of Parkinson’s (which we subsequently resumed in the second half of 2020), and we remain particularly vigilant about patient safety given the elderly nature of this population. While we have taken measures to revise clinical trial protocols to allow for remote visits, including home delivery of study medication, home health care visits to collect safety data and telemedicine visits to collect clinician-based trial assessments, such measures may not be sufficient to prevent missing data from impacting trial outcomes or delays in enrollment and trial completion caused by COVID-19. The primary endpoint in our monotherapy early-stage Parkinson’s trials is based, in part, on a physical assessment of motor symptoms performed by a clinician, which cannot be completed remotely, and, if a substantial number of subjects are unable to complete in-person assessments, the completeness and interpretability of the data that we are able to collect from these trials or our other clinical trials would be impacted, which may create data integrity challenges, require changes to the statistical analysis plan, require the enrollment of additional subjects or otherwise negatively affect our ability to use such data to obtain regulatory approval. Similarly, if patients are reluctant to participate in our trials due to fears of COVID-19 infection resulting from regular visits to a healthcare facility or unable to comply with clinical trial protocols due to quarantines or travel restrictions that impede patient movement or interrupt healthcare services, we may not be able to meet our current trial completion timelines. In addition, Paxlovid, a treatment for COVID-19 granted emergency use authorization/conditional approval by health authorities, is contraindicated for concurrent use with some of our product candidates. As such, increased use of Paxlovid in the general population may cause delays in enrollment or increase the early termination rate in our clinical trials, which may impact our expected clinical trial timelines.

In addition, COVID-19 may impact our ability to retain principal investigators and site staff for our clinical trials as healthcare providers may have heightened exposure to COVID-19 or may be impacted due to prioritization of hospital resources toward the pandemic and restrictions on travel. Our clinical trial sites may be located in geographies that are disproportionately affected by the COVID-19 pandemic or actions taken by governmental and health authorities to address the pandemic. Furthermore, as a result of supply chain, labor market and other disruptions driven by the pandemic, COVID-19 has impacted and may further negatively affect our operations or the operations of our vendors, suppliers and business partners, including the third-party contract research organizations, or CROs, clinical sites and other vendors that we rely upon to carry out our clinical trials or the operations of our third-party manufacturers and other suppliers, which could result in delays or disruptions in the supply of our product candidates. The negative impact COVID-19 or the post-COVID environment has on patient enrollment, site staffing or treatment or the timing and execution of our clinical trials has caused and could cause further delays to our clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business and financial results. COVID-19 has also caused volatility in the global financial markets, including growing inflationary headwinds, which may negatively affect our ability to raise additional capital on attractive terms or at all.

The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which, despite progress in vaccination efforts, are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19, such as new variants or subvariants, which may impact rates of infection and vaccination efforts and the extent and effectiveness of actions to contain COVID-19 or treat its impact, including vaccination campaigns, COVID-19 treatments and lockdown measures, among others. In addition, recurrences or additional waves of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage were to experience prolonged business shutdowns or other disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.

We are dependent on third parties having accurately generated, collected, interpreted and reported data from certain preclinical studies and clinical trials that were previously conducted for our product candidates.

We have in-licensed the rights to substantially all of our current product candidates from Pfizer, for which they undertook prior research and development. We had no involvement with or control over the preclinical and clinical development of any of our product candidates prior to obtaining our in-license. In addition, we had no involvement in the development of third-party agents designed to be used in combination with our product candidates, such as L-dopa, which we intend to study in combination with tavapadon in our Phase 3 adjunctive late-stage Parkinson’s trial. Therefore, we are dependent on these third parties having conducted their research and development in accordance with the applicable protocols, legal and regulatory requirements, and scientific standards; having accurately reported the results of all preclinical studies and clinical trials conducted with respect to such product candidates and having correctly collected and interpreted the data from these studies and trials. These risks also apply to any additional product candidates that we may acquire or in-license in the future. If these activities were not compliant, accurate or correct, the clinical development, regulatory approval or commercialization of our product candidates will be adversely affected.

If our clinical trials fail to replicate positive results from earlier preclinical studies or clinical trials conducted by us or third parties, we may be unable to successfully develop, obtain regulatory approval for or commercialize our product candidates.

The results observed from preclinical studies or early-stage clinical trials of our product candidates may not necessarily be predictive of the results of later-stage clinical trials that we conduct. Similarly, positive results from such preclinical studies or early-stage clinical trials may not be replicated in our subsequent preclinical studies or clinical trials. For instance, while darigabat demonstrated anti-epileptic activity similar to lorazepam, a commonly prescribed benzodiazepine, or BZD, in a Phase 2 photoepilepsy trial, only seven patients were treated with darigabat in that trial and we may not be able to replicate the observed results from that trial in our ongoing Phase 2 proof-of-concept trial in focal epilepsy. Similarly, while darigabat demonstrated anxiolytic effects in a model of carbon dioxide inhalation that is associated with symptoms of anxiety/panic in healthy participants, we may not be able to replicate these results in patients with panic disorder. Furthermore, our product candidates may not be able to demonstrate similar activity or adverse event profiles as other product candidates that we believe may have similar profiles. For instance, although they both activate muscarinic receptors, in later-stage trials, emraclidine may not be able to replicate the anti-psychotic benefit observed in prior clinical trials of xanomeline.

In addition, in our planned future clinical trials, we may utilize clinical trial designs or dosing regimens that have not been tested in prior clinical trials. For instance, in our Phase 3 clinical trials for tavapadon in Parkinson’s, we are using a slower titration method than was used in prior clinical trials. While we believe that the slower titration method may mitigate certain gastrointestinal and other adverse events, we cannot provide any assurances that it will provide the desired effects and it may result in unanticipated issues.

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

We intend to evaluate our product candidates in combination with other compounds. The use of our product candidates in combination with other compounds may subject us to risks that we would not face if our product candidates were being administered as a monotherapy. For instance, in our Phase 3 adjunctive late-stage Parkinson’s trial, we are evaluating tavapadon in combination with L-dopa for the treatment of late-stage Parkinson’s, and L-dopa’s safety issues may be improperly attributed to tavapadon or the administration of tavapadon with L-dopa may result in safety issues that such other therapies or tavapadon would not have when used alone. The outcome and cost of developing a product candidate to be used with other compounds is difficult to predict and dependent on a number of factors that are outside our control. If we experience efficacy or safety issues in our clinical trials in which our product candidates are being administered with other compounds, we may not receive regulatory approval for our product candidates, which could prevent us from ever generating revenue or achieving profitability.

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

For instance, enrollment in our Phase 3 TEMPO program of tavapadon in Parkinson’s has been impacted due to residual post-COVID landscape challenges and other factors. Following a detailed review of all environmental factors, data are expected from TEMPO-3 in mid-year 2024 and TEMPO-1 and TEMPO-2 in the second half of 2024. Furthermore, we are currently evaluating darigabat in a Phase 2 proof-of-concept trial in focal epilepsy, known as REALIZE. The recent approval and increased uptake of certain partial-onset seizure treatments, which are contraindicated in the REALIZE trial, as well as patients not meeting the necessary seizure frequency requirements and post-COVID landscape challenges at the clinical trial sites, have impacted our expected timeline for this trial. As a result, we anticipate a delay in the REALIZE readout beyond 2023. Following a detailed review of all environmental factors, we plan to provide updated timing on the REALIZE readout by mid-year. Because certain of the prior clinical trials of our product candidates were terminated prior to the conclusion of the trial, we may experience challenges in recruiting principal investigators and patients to participate in ongoing and future clinical trials for such product candidates if we are unable to sufficiently demonstrate the potential of such product candidates to them. In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Furthermore, if significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our trials and patients may drop out of our trials. Finally, business disruptions, including those relating to natural disasters, geopolitical incidents or macroeconomic conditions, may disrupt our clinical trials. For instance, our Phase 3 TEMPO program of tavapadon in Parkinson’s includes less than 10% of our clinical sites located in Ukraine, and, as a result of the war in Ukraine, we are not enrolling any new patients at those clinical sites at this time. The ongoing conflict has impacted and may further impact our ability to collect and interpret data from patients who were enrolled at those clinical sites. We will continue to closely monitor the rapidly evolving geopolitical situation in Ukraine and its impact on our clinical trial operations and timelines.

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

We have focused our research and development efforts on addressing disorders of the brain and nervous system. Efforts by pharmaceutical companies in this field have faced certain challenges in drug development. In particular, many neuroscience diseases such as panic disorder, schizophrenia or dementia-related apathy rely on subjective patient-reported outcomes as key endpoints. This makes them more difficult to evaluate than indications with more objective endpoints. Furthermore, these indications are often subject to a placebo effect, which may make it more challenging to isolate the beneficial effects of our product candidates. There can be no guarantee that we will successfully overcome these challenges with our product candidates or that we will not encounter other challenges in the development of our product candidates.

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

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources, including management time and financial resources, and may not be successful. For example, even if tavapadon ultimately receives regulatory approval, we may have difficulty in convincing the medical community that tavapadon’s selective dopamine D1/D5 receptor partial agonism has the potential to deliver promising therapeutic benefits above and beyond nonselective dopamine agonists. If any product candidate is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Our pipeline includes product candidates for a variety of neuroscience diseases. There is no precise method of establishing the actual number of patients with any of these disorders in any geography over any time period. With respect to many of the indications in which we have developed, are developing, or plan to develop our product candidates, we have estimates of the prevalence of the disease or disorder. Our estimates as to prevalence may not be accurate, and the actual prevalence or addressable patient population for some or all of those indications, or any other indication that we elect to pursue, may be significantly smaller than our estimates. In estimating the potential prevalence of indications we are pursuing, or may in the future pursue, including our estimates as to the prevalence of Parkinson’s, epilepsy and schizophrenia, we apply assumptions to available information that may not prove to be accurate. In each case, there is a range of estimates in the published literature and in marketing studies, which include estimates within the range that are lower than our estimates. The actual number of patients with these disease indications may, however, be significantly lower than we believe. Even if our prevalence estimates are correct, our product candidates may be developed for only a subset of patients with the relevant disease or disorder or our products, if approved, may be indicated for or used by only a subset. Moreover, certain of our product candidates are being developed for indications that are novel, such as dementia-related apathy. In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we may have difficulties in enrolling patients in our clinical trials, which may delay or prevent development of our product candidates. For instance, due to slower-than-expected enrollment, we now expect data from our CVL-871 Phase 2a trial in dementia-related apathy in the second half of 2024. If any of our product candidates are approved and our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for our product candidates for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to revenues or profits.

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

We believe that a significant number of product candidates are currently under development for the same indications we are currently pursuing, and some or all may become commercially available in the future for the treatment of conditions for which we are trying or may try to develop product candidates. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. See the section entitled “Business—Competition” in this Annual Report for examples of the competition that our product candidates face.

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

As of December 31, 2022, we had U.S. federal net operating loss carryforwards totaling $448.7 million, all of which have an indefinite carryforward period. As of December 31, 2022, we had state net operating loss carryforwards totaling $438.3 million, with $433.4 million expiring at various dates between 2031 and 2042 and the remaining $4.9 million having an indefinite carryforward period. As of December 31, 2022, we also had U.S. federal and state research and development tax credit carryforwards of $21.3 million and $3.2 million, respectively, which begin to expire in 2039 for federal purposes and 2034 for state purposes. The net operating losses which are limited in life and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the U.S. Internal Revenue Code, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. If we determine that an ownership change has occurred and our ability to use our historical NOLs or credits is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. Section 382 and 383 of the Code would apply to all net operating loss and tax credit carryforwards, whether the carryforward period is indefinite or not.

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

We may not be able to hire and/or retain a sufficient number of employees or employees with the required expertise to develop our product candidates or operate our business successfully.

As of December 31, 2022, we had 298 full-time employees. Our focus on the development of multiple initial product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. If we are not able to effectively expand our organization by hiring new qualified employees, our clinical trials may be delayed or terminated, we may not be able to successfully execute the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our development and commercialization goals.

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

Risks Related to Our Organizational Structure

Bain Investor and Pfizer have significant influence over us, and may have interests different from yours.

As of December 31, 2022, Bain Investor and Pfizer own, collectively, approximately 56.2% of the outstanding shares of our common stock. Furthermore, so long as they own certain specified amounts of our equity securities, Bain Investor and Pfizer have certain rights to nominate our directors. As long as such entities each own or control a significant percentage of outstanding voting power, they will have the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Some or all of these entities may have interests different than yours. For example, because these entities acquired their shares at prices substantially below the price at which other stockholders may have purchased shares or have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

Pursuant to the Amended and Restated Registration and Shareholder Rights Agreement, dated October 27, 2020 and as amended, by and between us and the other parties thereto, to the fullest extent permitted by law, the doctrine of corporate opportunity and any analogous doctrine does not apply to (1) Bain Investor, Pfizer, ARYA Sciences Holdings II and Perceptive Life Sciences Master Fund Ltd, (2) any member of our board of directors, non-voting observer or any officer who is not our or our subsidiaries’ full-time employee or (3) any affiliate, partner, advisory board member, director, officer, manager, member or shareholder of Bain Investor, Pfizer, ARYA Sciences Holdings II or Perceptive Life Sciences Master Fund Ltd who is not our or our subsidiaries’ full-time employee (any such person listed in (1), (2) or (3) being referred to herein as an External Party). Therefore, we have renounced any interest or expectancy in, or being offered an opportunity to participate in, business opportunities that are from time to time presented to any External Party.

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

Furthermore, the third parties conducting clinical trials on our behalf are not our employees, and except for remedies available to us under our agreements with such contractors, we cannot control whether or not they devote sufficient time, skill and resources to our ongoing development programs. For instance, we have terminated the participation of one investigator involved with our clinical trials due to issues observed during a site monitoring visit, and we notified the FDA accordingly. Moreover, many CROs, including some of those that we have engaged to conduct our clinical trials, are experiencing enrollment challenges as a result of, among other things, high employee turnover driven by the post-COVID macroeconomic environment and the inexperience of new employees. Furthermore, at clinical trial sites, the availability of staff and trial participants has been limited due to a decrease in the number of clinical investigative sites across the globe. Accordingly, enrollment in some of our clinical trials has been slower than expected as a result of these changes in the post-COVID clinical trial landscape. These contractors may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. If these third parties, including clinical investigators, do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates. If that occurs, we will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. In such an event, our financial results and the commercial prospects for any product candidates that we seek to develop could be harmed, our costs could increase and our ability to generate revenues could be delayed, impaired or foreclosed.

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

Additionally, under FDORA, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The policies of the FDA, EMA and comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

For example, we may seek a Breakthrough Therapy Designation for some of our product candidates. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. As a condition of approval under the accelerated approval pathway, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence, and the FDA is permitted to require, as appropriate, that such studies be underway prior to approval or within a specified period after the date of approval. Sponsors must also update FDA on the status of these studies, and under FDORA, the FDA has increased authority to withdraw approval of a drug granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA are also eligible for accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification.

The FDA has granted Fast Track Designation for emraclidine for the treatment of hallucinations and delusions associated with Alzheimer's disease psychosis and CVL-871 for the treatment of dementia-related apathy, and we may seek Fast Track Designation for some of our other product candidates. If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. The receipt of Fast Track Designation for emraclidine for the treatment of hallucinations and delusions associated with Alzheimer's disease psychosis and for CVL-871 for the treatment of dementia-related apathy, and any future receipt of Fast Track Designation for other product candidates, does not guarantee a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track Designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

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

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of products have been a focus in this effort. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical products, limiting coverage and the amount of reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. For instance, in August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, create a $2,000 out-of-pocket cap for

Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. In particular, the IRA allows CMS to begin negotiating prices for certain high-cost Medicare-covered small molecule drugs after they have spent seven years on the market. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. All of our disclosed product candidates are small molecule drugs and certain of them are being developed in indications that may rely heavily on Medicare reimbursement, such as Parkinson’s disease and Alzheimer’s disease psychosis. Accordingly, these new price-negotiation provisions may have a negative impact on our future revenue and profits. The effect of IRA on our business and the healthcare industry in general is not yet fully known. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our revenue generated from the sale of any approved products. Even if we do receive a favorable coverage determination for our products by third-party payors, coverage policies and third-party payor reimbursement rates may change at any time.

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

Disruptions at the FDA or other government agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, including as a result of reaching the debt ceiling, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. We are and may in the future become a party to license agreements pursuant to which we in-license key intellectual property for our product candidates and their use. Soon after we began our operations in July 2018, we entered into the Pfizer License Agreement pursuant to which we in-licensed substantially all of our current product candidates and the patents and patent applications related to them. The Pfizer License Agreement excludes the field of treatment of prevention, diagnosis, control and maintenance of inflammatory bowel diseases and disorders in humans by compounds or products exerting a therapeutic effect on Leucine-Rich Repeat Kinase 2, or the LRRK2 field, which is retained by Pfizer. The Pfizer License Agreement imposes various diligence, milestone payments, royalty, insurance and other obligations on us. For example, under the terms of the Pfizer License Agreement, we are obligated to use commercially reasonably efforts to develop and seek regulatory approval for each of the product candidates licensed to us in certain designated countries. If we fail to comply with any of these obligations, Pfizer may have the right to terminate the Pfizer License Agreement, in which event we would not be able to develop or market our product candidates covered by such licensed intellectual property. Upon Pfizer’s termination of the Pfizer License Agreement for our material breach or either party’s termination for bankruptcy, insolvency or other similar proceeding or force majeure, we would grant Pfizer an exclusive, sublicensable, royalty-free, worldwide, perpetual license under certain intellectual property we develop during the term of the Pfizer License Agreement. Any termination of our existing or future licenses could result in the loss of significant rights and would cause material adverse harm to our ability to commercialize our product candidates. See the section entitled “Business—Pfizer License Agreement” in this Annual Report for additional information.

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

As of December 31, 2022, we had $496.6 million of liabilities, including $57.3 million of secured financing liabilities pursuant to the Funding Agreements and $335.5 million aggregate carrying value of indebtedness pursuant to the 2027 Notes. We may also incur additional indebtedness (including financial liabilities) to meet future financing needs. We are not restricted under the terms of the Indenture from incurring additional debt, securing then-existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the Indenture that could have the effect of diminishing our ability to make payments on our indebtedness, including the 2027 Notes, when due.

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

Noteholders may, subject to a limited exception, require us to repurchase their 2027 Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid interest, if any to, but excluding, the fundamental change repurchase date. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2027 Notes or pay any cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing any other indebtedness may restrict our ability to repurchase the 2027 Notes or pay any cash amounts due upon conversion. Our failure to repurchase the 2027 Notes or pay any cash amounts due upon conversion when required will constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing any other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under any other indebtedness and the 2027 Notes. For additional information on the 2027 Notes, please read Note 9, 2027 Convertible Senior Notes, to our audited consolidated financial statements included elsewhere in this Annual Report.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on The NASDAQ Stock Market LLC under the symbol “CERE”. On February 10, 2023, the closing price of our common stock was $32.67 per share.

Holders of Our Common Stock

As of February 10, 2023, we had approximately six holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

Introduction

We are a clinical-stage biopharmaceutical company pursuing a targeted approach to neuroscience that combines a deep understanding of disease-related biology and neurocircuitry of the brain with advanced chemistry and central nervous system, or CNS, target receptor selective pharmacology to discover and design new therapies. We seek to transform the lives of patients through the development of new therapies for neuroscience diseases, including schizophrenia, Alzheimer's disease psychosis, epilepsy, panic disorder and Parkinson’s disease. We are advancing our extensive and diverse pipeline with numerous clinical trials underway or planned, including three ongoing Phase 3 trials and an open-label extension trial for tavapadon in Parkinson's, two ongoing Phase 2 trials and an open-label extension trial for emraclidine in schizophrenia and an ongoing Phase 2 proof-of-concept trial and an open-label extension trial for darigabat in focal epilepsy. We have built a highly experienced team of senior leaders and neuroscience drug developers who combine a nimble, results-driven biotech mindset with the proven expertise of large pharmaceutical company experience and capabilities in drug discovery and development.

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

Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as global supply chain disruptions, global trade disputes and/or political instability. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Additionally, rising inflation rates may affect us by increasing operating expenses, such as employee-related costs and clinical trial expenses, negatively impacting our results of operations.

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

In the future, we will require additional capital to meet operational needs and capital requirements. We are eligible to receive up to $125.0 million pursuant to the Funding Agreements (as defined herein), of which approximately $31.1 million (net of $0.2 million of fees incurred) and $37.5 million was received in April 2021 and April 2022, respectively. Except for this source of funding, we do not have any committed external source of liquidity. Until such time, if ever, as we can generate substantial product revenue, we will need substantial additional funding to support our continuing operations and pursue our growth strategy, and we may finance our operations through a combination of additional private or public equity offerings, debt financings, collaborations, strategic alliances, marketing, distribution or licensing arrangements with third parties or through other sources of financing. We intend to consider opportunities to raise additional funds through the sale of equity or debt securities when market conditions are favorable for us to do so. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. However, the trading prices for our common stock and for other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. Similarly, adverse market or macroeconomic conditions and market volatility resulting from global economic developments, political unrest, high inflation, the ongoing COVID-19 pandemic or other factors, could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms, or at all. To the extent that we raise additional capital through the sale of private or public equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, obtain funds through arrangement with collaborators on terms unfavorable to us or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of our stockholders.

We have incurred significant operating losses since our inception and, as of December 31, 2022, we had an accumulated deficit of $967.8 million and had not yet generated revenues. We have funded our operations primarily with the net proceeds received from the issuance of preferred stock, common stock and convertible senior notes, net proceeds from the consummation of our Business Combination (as defined herein) and our Funding Agreements.

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
•
make milestone, royalty or other payments due under the Pfizer License Agreement and any future in-license or collaboration agreements; and
•
make milestone, royalty, interest or other payments due under the Funding Agreements, our 2027 Notes and any future financing or other arrangements with third parties.

Impact of the Ongoing COVID-19 Pandemic

We are closely monitoring the impact of the ongoing COVID-19 pandemic on all aspects of our business, including how it has impacted and may continue to impact our operations and the operations of our suppliers, vendors and business partners. The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which, despite progress in vaccination efforts, are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19, such as new variants or subvariants, which may impact rates of infection and vaccination efforts and the extent and effectiveness of actions to contain COVID-19 or treat its impact, including vaccination campaigns, COVID-19 treatments and lockdown measures, among others. In addition, recurrences or additional waves of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage were to experience prolonged business shutdowns or other disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.

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
•
expenses incurred in connection with the preclinical and clinical development of our product candidates, including costs incurred under agreements with CROs and investigative clinical trial sites;
•
expenses incurred with consultants and other third parties who supplement our internal capabilities and conduct research and development activities on our behalf;
•
costs associated with research materials and supplies and services associated with our laboratory;
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

We expect that our annual research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities both in the near-term and beyond as we continue to invest in activities to develop our product candidates and preclinical programs and as certain product candidates advance into later stages of development. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size, scope and duration of later-stage clinical trials. Furthermore, the process of conducting the necessary clinical trials to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we cannot accurately estimate or know the nature, timing and costs that will be necessary to complete the preclinical and clinical development for any of our product candidates or when and to what extent we may generate revenue from the commercialization and sale of any of our product candidates or achieve profitability.

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

General and Administrative

We expense general and administrative costs as incurred. General and administrative expenses consist primarily of salaries, benefits and equity-based compensation for personnel in executive, finance, human resources, market research and development, legal and other corporate functions. General and administrative expenses also include legal fees incurred relating to corporate and patent matters, professional fees incurred for auditing, consulting services, market development and pre-commercial planning activities, and insurance costs, facilities-related costs and depreciation expenses.

We estimate and accrue for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from our service providers. We reassess and adjust our accruals as actual costs become known or as additional information becomes available.

We expect that our annual general and administrative expenses will increase both in the near-term and beyond as we continue to build general corporate infrastructure to support the growth of our organization as we expand our research and development organization and market development and pre-commercial planning activities.

Interest Income (Expense), Net

Interest income consists of interest earned on our cash, cash equivalents, marketable securities and restricted cash. Interest expense consists of interest charged on the outstanding principal balance of the 2027 Notes and amortization of debt issuance costs utilizing the effective interest method over the expected term of the 2027 Notes.

Other Income (Expense), Net

Other income (expense), net primarily consists of gains (losses) on the fair value remeasurement of our financing liabilities. Other income (expense), net also reflects gains (losses) on the fair value remeasurement of the private placement warrants through their cashless exercise and settlement in September 2021, and gains (losses) on the fair value remeasurement of the Equity Commitment and Share Purchase Option (as defined below) through their termination upon completion of the Business Combination Transaction in October 2020 as well as amounts for other miscellaneous income and expense unrelated to our core operations.

As permitted under ASC 825, Financial Instruments, we elected the Fair Value Option for our financing liabilities, wherein the financial instruments were initially measured at their issue-date estimated fair value and are subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in the fair value of our financing liabilities, excluding the impact of the change in fair value attributable to instrument-specific credit risk, are separately presented as a component of other income (expense), net in our consolidated statements of operations and comprehensive loss. The portion of the fair value adjustment attributed to a change in the instrument-specific credit risk is recognized and separately presented as a component of other comprehensive income (loss). Changes in the fair value of our financing liabilities can result from changes to one or multiple inputs, including changes to discount rates, changes in the expected achievement or timing of any sales-based, development and regulatory milestones, changes in the amount or timing of expected net cash flows, changes in the probability or timing of certain clinical events and changes in the assumed probability or timing associated with regulatory approval.

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

Significant judgment is employed in determining the appropriateness of the assumptions underlying the initial fair value determination for each of these instruments and for each subsequent period through their settlement or termination.

Income Tax Benefit (Provision), Net

To date, we have not recorded any significant amounts related to income tax expense, we have not recognized any reserves related to uncertain tax positions, nor have we recorded any income tax benefits for net operating losses incurred to date or for our research and development tax credits.

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements or our tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2022 and 2021, we continue to maintain a full valuation allowance against all of our deferred tax assets based on our evaluation of all available evidence.

We file income tax returns in the U.S. federal tax jurisdiction and state jurisdictions and may become subject to income tax audits and adjustments by related tax authorities. Our initial tax return period for U.S. federal income taxes was the 2018 period. We currently remain open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the 2021, 2020 and 2019 tax years. To the extent we have loss and credit carryforwards, the tax years in which the carryforward was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. We record reserves for potential tax payments to various tax authorities related to uncertain tax positions. The nature of uncertain tax positions is subject to significant judgment by management and subject to change, which may be substantial. These reserves are based on a determination of whether and how much a tax benefit taken by us in our tax filings or positions is more likely than not to be realized following the resolution of any potential contingencies related to the tax benefit. We develop our assessment of uncertain tax positions, and the associated cumulative probabilities, using internal expertise and assistance from third-party experts. As additional information becomes available, estimates are revised and refined. Differences between estimates and final settlement may occur resulting in additional tax expense. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of our income tax benefit (provision), net. To date, no amounts are being presented as an uncertain tax position.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2022, 2021 and 2020:

	For the year ended December 31,			Change
(In thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Operating expenses:
Research and development	$280,259	$161,855	$103,303	73%	57%
General and administrative	87,589	58,243	45,813	50%	27%
Total operating expenses	367,848	220,098	149,116	67%	48%
Loss from operations	(367,848)	(220,098)	(149,116)	67%	48%
Interest income (expense), net	9,619	157	224	**	**
Other income (expense), net	6,878	(5,393)	(3,274)	**	**
Loss before income taxes	(351,351)	(225,334)	(152,166)	56%	48%
Income tax benefit (provision), net	(160)	0	24	100%	(100)%
Net loss	$(351,511)	$(225,334)	$(152,142)	56%	48%

** Not meaningful

Research and Development

The following table summarizes the components of research and development expense for the years ended December 31, 2022, 2021 and 2020:

	For the year ended December 31,			Change
(In thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Tavapadon	$57,953	$48,858	$31,678	19%	54%
Emraclidine	74,331	15,472	16,360	380%	(5)%
Darigabat	22,388	19,461	10,984	15%	77%
CVL-871	3,904	4,773	1,003	(18)%	376%
Other research and development programs	21,999	15,973	8,414	38%	90%
Unallocated	20,302	13,773	8,608	47%	60%
Personnel costs	61,176	34,325	23,017	78%	49%
Equity-based compensation	18,206	9,220	3,239	97%	185%
Total research and development	$280,259	$161,855	$103,303	73%	57%

For 2022 compared to 2021, the increase in research and development expense reflects the continued advancement of our tavapadon, emraclidine and darigabat programs as well as increased investment in our preclinical and discovery research efforts. The increase in unallocated costs primarily reflects an increase in certain facilities-related costs following our laboratory becoming operational in the second quarter of 2021. The increase in personnel costs and equity-based compensation reflects the continued growth of our workforce as we expand capabilities to advance our pipeline. For 2022, expense associated with other research and development programs was reduced by $4.4 million related to the reimbursement of certain research and development costs received from the National Institute of Drug Abuse, or NIDA.

For 2021 compared to 2020, the increase in research and development expense reflects the continued advancement of our tavapadon, darigabat and CVL-871 programs as well as increased investment in our preclinical and discovery research efforts. Decreased costs associated with emraclidine reflect the completion of the Phase 1b clinical trial in June 2021. The increase in research and development expense also reflects higher personnel costs, including equity-based compensation, as we continue to develop our organizational infrastructure to advance our pipeline. The increase in unallocated costs reflects the impact of our laboratory becoming operational in the second quarter of 2021 and our increased investment in technology that supports our research and development efforts. For 2021, expense associated with other research and development programs was reduced by $0.9 million related to the reimbursement of certain research and development costs received from NIDA.

General and Administrative

	For the year ended December 31,			Change
(In thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
General and administrative	$87,589	$58,243	$45,813	50%	27%

For 2022, compared to 2021, the increase in general and administrative expense was primarily due to higher personnel costs, including equity-based compensation, and other costs to support organizational growth and the advancement of our programs, including market research and development activities.

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

Interest Income (Expense), Net

The following table summarizes the components of interest income (expense), net for the years ended December 31, 2022, 2021 and 2020:

	For the year ended December 31,			Change
(In thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Interest income, net	$13,537	$157	$224	8522%	(30)%
Interest expense	(3,918)	—	—	**	**
Total interest income (expense), net	$9,619	$157	$224	**	**

For 2022, compared to 2021, the increase in interest income, net, reflects increased interest income earned on a higher average comparable cash, cash equivalent and marketable security balance and higher returns earned on our marketable securities. Interest expense for 2022 consists of interest accrued on the principal balance of the 2027 Notes issued in August 2022 and the amortization of debt issuance costs.

For 2021 compared to 2020, the decrease in interest income, net, reflects a reduction in market interest rates. Interest income, net for 2021 includes interest earned on our portfolio of available-for-sale marketable securities purchased in the fourth quarter of 2021.

For additional information related to the 2027 Notes, please read Note 9, 2027 Convertible Senior Notes, to our audited consolidated financial statements included elsewhere in this Annual Report.

Other Income (Expense), Net

The following table summarizes the components of other income (expense), net for the years ended December 31, 2022, 2021 and 2020:

	For the year ended December 31,			Change
(In thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Gain (loss) on fair value remeasurement of financing liability, related party	$3,438	$(751)	$—	(558)%	**
Gain (loss) on fair value remeasurement of financing liability	3,438	(751)	—	(558)%	**
Loss on fair value remeasurement of private placement warrants	—	(3,881)	—	**	**
Loss on fair value remeasurement of Equity Commitment	—	—	(3,530)	**	**
Gain on fair value remeasurement of Share Purchase Option	—	—	260	**	**
Other, net	2	(10)	(4)	(120)%	150%
Other income (expense), net	$6,878	$(5,393)	$(3,274)	**	**

For 2022, other income (expense), net primarily reflects net gains recognized on the fair value remeasurement of our financing liabilities associated with the Funding Agreements that were entered into in April 2021. The changes in the fair value remeasurement of our financing liabilities associated with the Funding Agreements were primarily due to the impact of changes in the timing of certain clinical events and changes to our discount and market interest rates partially offset by the passage of time.

For 2021, other income (expense), net primarily reflects net losses recognized on the fair value remeasurement of our financing liabilities and private placement warrants. Changes in fair value remeasurement of our financing liabilities were primarily due to changes in our discount rates, changes in the amount or timing of expected net cash flows and the passage of time. Changes in fair value remeasurement of our private placement warrants were primarily due to changes in the fair values of our common stock and public warrants, as well as changes in the volatility implied by the market price of our public warrants through their cashless exercise and settlement in September 2021.

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

For additional information related to the fair value of our financing liabilities associated with the Funding Agreements, please read Note 8, Financing Liabilities, and Note 10, Fair Value Measurements, to our audited consolidated financial statements included elsewhere in this Annual Report. For additional information on our private placement warrants, please read Note 13, Stockholders' Equity, to our audited consolidated financial statements included elsewhere in this Annual Report. For additional information on our Equity Commitment and Share Purchase Option, please read Note 7, Equity Commitment and Share Purchase Option, to our audited consolidated financial statements included elsewhere in this Annual Report.

Liquidity and Capital Resources

Sources of Liquidity and Capital

We have incurred significant operating losses since our inception and we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses totaled $351.5 million, $225.3 million and $152.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, and as of December 31, 2022, we had an accumulated deficit of $967.8 million. We have not yet generated revenues.

Our cash, cash equivalents and marketable securities totaled $950.2 million as of December 31, 2022. Until required for use in our business, we typically invest our cash in money market funds and investment grade short to intermediate-term fixed income securities. We attempt to minimize credit risk related to our cash, cash equivalents and marketable securities by maintaining balances in accounts only with accredited financial institutions and maintaining a well-diversified portfolio that limits the amount of exposure as to institution, maturity, and investment type.

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

Upon the consummation of the Business Combination, there were 4,983,314 public warrants and 166,333 private placement warrants, or collectively, the warrants, outstanding. Each outstanding warrant of ARYA became one warrant to purchase one share of our common stock. Each whole warrant entitled the holder to purchase one share of our common stock at an exercise price of $11.50 per share. The warrants became exercisable beginning on June 9, 2021. In July 2021, we announced the redemption of all of the outstanding public warrants with a redemption date of August 30, 2021, or the Redemption Date. An aggregate of 4,822,947 public warrants were exercised prior to the Redemption Date for an equal number of shares of our common stock resulting in gross proceeds of approximately $55.5 million. The 160,367 public warrants that remained unexercised following the Redemption Date were redeemed for the redemption price of $0.01 per public warrant. In September 2021, the 166,333 private placement warrants were cashless exercised and settled in exchange for the issuance of 111,426 shares of our common stock. No public warrants or private placement warrants remained outstanding as of December 31, 2022.

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

In November 2021, we entered into an open market sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $250.0 million of our common stock from time-to-time in “at-the-market” offerings, or the ATM Program. As of December 31, 2022, no sales had been made pursuant to the ATM Program.

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

In August 2022, we completed the offering of $345.0 million aggregate principal amount of the 2027 Notes pursuant to, and which are governed by, an indenture, or the Indenture, between us and U.S. Bank Trust Company, National Association, as trustee, or the Trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, or the Securities Act. The $345.0 million aggregate principal amount issued includes the purchase of $45.0 million aggregate principal amount issued pursuant to the full exercise by the initial purchasers of the 2027 Notes of their option to purchase additional 2027 Notes. The aggregate net proceeds from the 2027 Notes offering totaled approximately $334.8 million, after deducting the initial purchasers' discounts of $9.5 million and other offering expenses of approximately $0.7 million.

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

Working Capital

The following table summarizes our total working capital, defined as current assets less current liabilities as of December 31, 2022 and 2021:

	As of December 31,
(In thousands)	2022	2021	Change
Current assets	$905,651	$578,017	57%
Current liabilities	(72,564)	(42,538)	71%
Total working capital	$833,087	$535,479	56%

The increase in working capital at December 31, 2022, from December 31, 2021, reflects a net increase in total current assets of $327.6 million partially offset by a net increase in total current liabilities of $30.0 million.

The net increase in total current assets was primarily driven by an increase in current marketable securities partially offset by a reduction in our cash and cash equivalents. These changes reflect our investment of excess cash provided by financing activities primarily related to our August 2022 follow-on public offering of common stock and issuance of the 2027 Notes, offset by cash used in operations and for purchases of property and equipment and non-current marketable securities, as discussed in further detail below.

The net increase in current liabilities was due to increases in accrued expenses and other current liabilities primarily related to external research and development services, employee compensation and other personnel costs and accrued interest on the 2027 Notes.

Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2022, 2021 and 2020:

	For the year ended December 31,			Change
(In thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net cash flows used in operating activities	$(293,187)	$(178,546)	$(117,802)	64%	52%
Net cash flows used in investing activities	(388,834)	(435,661)	(18,892)	(11)%	2,206%
Net cash flows provided by financing activities	623,191	423,602	440,835	47%	(4)%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(58,830)	$(190,605)	$304,141	(69)%	(163)%

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

Net cash flows used in operating activities is derived by adjusting our net loss for:

•
non-cash operating items such as depreciation and amortization, adjustments to operating lease expense, equity-based compensation, non-cash interest expense and amortization of premiums and accretion of discounts on marketable securities;
•
changes in operating assets and liabilities reflecting timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations; and
•
changes in the fair value remeasurement of our financing liabilities, private placement warrants and the Equity Commitment and Share Purchase Option.

For 2022, cash used in operating activities primarily reflects our net loss for the period of $351.5 million, adjusted for net non-cash charges totaling $30.3 million and a net change of $28.1 million in our net operating assets and liabilities. Our non-cash adjustments primarily consisted of $38.8 million of equity-based compensation expense and $4.9 million related to depreciation and amortization, partially offset by $6.9 million of gains recognized from the fair value remeasurement of our financing liabilities and $6.5 million from the amortization of premiums and accretion of discounts on marketable securities. The net changes in our operating assets and liabilities primarily reflects an increase in accrued expenses and other liabilities primarily driven by increases in accruals related to external research and development services, compensation and personnel costs and interest payable on the 2027 Notes.

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

Cash Flows Used in Investing Activities

For 2022, cash used in investing activities reflected $887.7 million used for purchases of marketable securities and $4.0 million used for purchases of property and equipment, partially offset by $502.9 million in maturities and redemptions of marketable securities.

For 2021, cash used in investing activities reflected $425.2 million used for purchases of marketable securities and $10.5 million used for purchases of property and equipment, primarily related to the build-out of our Cambridge, Massachusetts headquarters.

For 2020, cash used in investing activities reflected $18.9 million used for purchases of property and equipment, primarily related to the build-out of our Cambridge, Massachusetts headquarters.

Cash Flows Provided by Financing Activities

For 2022, net cash provided by financing activities totaled $623.2 million, primarily reflecting $238.3 million of net proceeds received from our August 2022 follow-on public offering of common stock, $334.8 million of net proceeds received from the issuance of the 2027 Notes, $37.5 million of proceeds received under the Funding Agreements and $13.1 million of proceeds received from the exercise of stock options and purchases of stock under our employee stock purchase plan.

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

Our most significant contracts relate to agreements with CROs for clinical trials and preclinical studies, CMOs and other service providers for operating purposes, which we enter into in the normal course of business. These contracts are generally cancelable at any time by us following a certain period after notice and therefore, we believe that our non-cancelable obligations under these agreements are not material. In addition, we have obligations with respect to potential future royalties payable, contingent development, regulatory and commercial milestone payments and potential amounts related to uncertain tax positions. The timing and amount of such obligations are unknown or uncertain as of December 31, 2022.

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

For additional information related to the 2027 Notes, please read Note 9, 2027 Convertible Senior Notes, to our audited consolidated financial statements included elsewhere in this Annual Report.

Management Agreement

In connection with the Business Combination Transaction, we entered into a management agreement with Bain Capital Private Equity, LP and Bain Capital Life Sciences, LP, providing for the expense reimbursement and indemnification of such entities. No amounts have been incurred under the management agreement during the years ended December 31, 2022 and 2021.

Contract Research and Manufacturing Organizations

As of December 31, 2022 and 2021, we recorded accrued expenses of approximately $30.8 million and $12.2 million, respectively, in our consolidated balance sheets for expenditures incurred by CROs and CMOs.

Tax Related Obligations

To date, we have not recognized any reserves related to uncertain tax positions. As of December 31, 2022 and 2021, we had no accrued interest or penalties related to uncertain tax positions.

Off-balance sheet arrangements

We have not entered into any off-balance sheet arrangements and do not have holdings in any variable interest entities.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.

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

Fair Value Option for Funding Agreements

We elected to account for our funding agreements and related financial liabilities described in Note 8, Financing Liabilities, in accordance with the fair value option permitted under ASC 825-10, Financial Instruments. A liability associated with each of our funding agreements was initially recognized at their estimated fair value in our consolidated balance sheets. We revalue our financing liabilities on a recurring basis each reporting period with subsequent changes in fair value, excluding the impact of the change in fair value attributable to instrument-specific credit risk, separately presented as a component of other income (expense), net in our consolidated statements of operations and comprehensive loss. The portion of the fair value adjustment attributed to a change in the instrument-specific credit risk is recognized and separately presented as a component of other comprehensive income (loss).

We determined the estimated fair values using a Monte Carlo simulation model under the income approach determined by utilizing probability assessments of the expected future cash receipts and expected future cash payments. Changes in the fair value of our financing liabilities can result from changes to one or multiple inputs, including changes to discount rates, changes in the expected achievement or timing of any sales-based, development or regulatory milestones, changes in the amount or timing of expected net cash flows, changes in the probability or timing of certain clinical events and changes in the assumed probability or timing associated with regulatory approval. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.

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

If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. For additional information on our qualifying instruments that we have elected to account for under the fair value option, please read Note 8, Financing Liabilities, and Note 10, Fair Value Measurements, to our audited consolidated financial statements included elsewhere in this Annual Report.

Equity-Based Compensation

We determine the fair value of each employee and non-employee award issued under our equity-based compensation plan on the date of grant. We recognize compensation expense for service-based awards on a straight-line basis over the requisite service period which generally approximates the vesting term. For service-based awards with performance or market conditions that were satisfied upon closing of the Business Combination Transaction, we recognize compensation expense on a straight-line basis over the requisite service period for each separate vesting portion of the award, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

Determination of Fair Value – Stock Option Awards

We estimate the fair value of our stock option awards using the Black Scholes method utilizing the fair value of our common stock and the following assumptions:

•
Expected term – We have opted to utilize the “simplified method,” for determining the expected life of the award, which is based on the mid-point between the vesting date and the end of the contractual term as all options granted after becoming a public entity are granted “at-the-money.”
•
Expected volatility – We determine the volatility for options granted based on an analysis of reported data for a peer group of companies and our own internal volatility. The expected volatility of granted options has been determined by considering a weighted-average of the historical and implied volatility measures of the peer group of companies and our own historical and implied volatility measures. We will continue to apply this method until a sufficient amount of information regarding the volatility of our own stock price becomes available.
•
Risk-free interest rate – The risk-free interest rate utilized in our calculations is based on a treasury instrument whose term is consistent with the expected life of the stock options.
•
Expected Dividend – The expected dividend yield is assumed to be zero as we have never paid dividends and do not have current plans to pay any dividends on our common stock.

The strike price of our option awards reflects the closing price of our common stock as reported by Nasdaq on the date of grant. As of December 31, 2022, total unrecognized equity-based compensation expense relating to stock options was $99.4 million, of which only approximately $2.1 million related to awards granted prior to the Business Combination Transaction.

For additional information on the Business Combination and our equity-based incentive plans, please read Note 3, Business Combination and Note 14, Equity-Based Compensation, to our audited consolidated financial statements included elsewhere in this Annual Report.

Recent Accounting Pronouncements

For a discussion of new accounting standards and their expected impact on our consolidated financial statements or disclosures, please read Note 5, Recent Accounting Guidance, to our audited consolidated financial statements included elsewhere in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivity, equity price risk, and foreign currency exchange risks.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We had cash, cash equivalents and marketable securities of $950.2 million and $618.0 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, this balance consisted of bank deposits, highly liquid money market funds and investment grade short to intermediate-term fixed income securities.

Interest Rate Sensitivity

The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of December 31, 2022, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $3.6 million to our interest rate sensitive instruments. As of December 31, 2021, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $2.7 million to our interest rate sensitive instruments.

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

For additional information related to the 2027 Notes, please read Note 9, 2027 Convertible Senior Notes, to our audited consolidated financial statement included elsewhere in this Annual Report.

Foreign Currency Exchange Risk

We currently do not have significant exposure to foreign currencies as we hold no foreign exchange contracts, option contracts, or other foreign hedging arrangements. Further, our operating activities are predominately denominated in U.S. dollars. Fluctuations in exchange rates have not been significant for us in any period presented.

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

Our management, with the participation of our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an auditor’s report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. This report is included below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cerevel Therapeutics Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Cerevel Therapeutics Holdings, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Cerevel Therapeutics Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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

February 22, 2023

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.1	Certificate of Incorporation of Cerevel Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the registrant on March 24, 2021).

3.2	Amended and Restated By-laws of Cerevel Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on June 15, 2022).

4.1*	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934.

4.2

Indenture, dated as of August 16, 2022, by and between Cerevel Therapeutics Holdings, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the registrant on August 16, 2022).

4.3

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

10.7*	Second Amendment to Lease, by and between Cerevel Therapeutics, LLC and DW Propco JK, LLC, dated November 17, 2022.

10.8#	Cerevel Therapeutics Holdings, Inc. 2020 Equity Incentive Plan. (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed by the registrant on March 24, 2021).

10.9#

Forms of Award Agreements under the Cerevel Therapeutics Holdings, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by the Registrant on November 2, 2020).

10.10#

Cerevel Therapeutics Holdings, Inc. 2020 Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed by the Registrant on January 4, 2021).

10.11#	Senior Executive Cash Annual Incentive Plan (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed by the registrant on November 2, 2020).

10.12#	Severance Benefits Policy for Specified C-Suite Executives (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed by the registrant on November 2, 2020).

10.13*#	Non-Employee Director Compensation Policy, as amended.

10.14#	Form of Indemnification Agreement (Directors) (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed by the registrant on November 2, 2020).

10.15#	Form of Indemnification Agreement (Officers) (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed by the registrant on November 2, 2020).

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

10.19††#

Employment Agreement, dated April 13, 2021, by and between Cerevel Therapeutics, LLC and Abraham N. Ceesay (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on April 21, 2021).

10.20#

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

10.23#

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

CEREVEL THERAPEUTICS HOLDINGS, INC.

Date: February 22, 2023	By:	/s/ N. Anthony Coles
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

Signature	Title	Date

/s/ N. Anthony Coles	Chairperson, Director and Chief Executive Officer (Principal Executive Officer)	February 22, 2023
N. Anthony Coles

/s/ Mark Bodenrader	Chief Accounting Officer and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2023
Mark Bodenrader

/s/ Deborah Baron	Director	February 22, 2023
Deborah Baron

/s/ Marijn Dekkers	Director	February 22, 2023
Marijn Dekkers

/s/ Doug Giordano	Director	February 22, 2023
Doug Giordano

/s/ Christopher Gordon	Director	February 22, 2023
Christopher Gordon

/s/ Adam Koppel	Director	February 22, 2023
Adam Koppel

/s/ Ruth McKernan	Director	February 22, 2023
Ruth McKernan

/s/ Deval Patrick	Director	February 22, 2023
Deval Patrick

/s/ Norbert Riedel	Director	February 22, 2023
Norbert Riedel

/s/ Gabrielle Sulzberger	Director	February 22, 2023
Gabrielle Sulzberger

/s/ Suneet Varma	Director	February 22, 2023
Suneet Varma

Report of independent registered public accounting firm

To the Stockholders and the Board of Directors of Cerevel Therapeutics Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cerevel Therapeutics Holdings, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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

The Company’s total accrued expenses and other current liabilities were $59.6 million at December 31, 2022, which included the estimated obligation for research and development expenses incurred as of December 31, 2022 but not paid as of the date. In addition, the Company’s total prepaid expenses and other current assets were $13.6 million and other long-term assets were $2.9 million at December 31, 2022, which included amounts that were paid in advance of services incurred pursuant to research and development activities. As discussed in Note 4 to the consolidated financial statements, research and development expenses are expensed as incurred. The Company estimates and accrues the value of goods and services received from clinical research organizations and other third-party vendors each reporting period based on estimates of the level of services performed and progress in the period when an invoice has not been received from such organizations, which results in an accrual or prepayment at period end.

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

How We Addressed the Matter in Our Audit

We obtained an understanding of, evaluated the design and tested the operating effectiveness of internal controls that addressed the identified risks related to the Company’s process for estimating accrued and prepaid research and development expenses.

To evaluate the Company’s estimate of services incurred as of period end pursuant to its research and development activities, our audit procedures included, among others, testing the completeness and accuracy of the data and evaluating the significant assumptions, described above, that are used by management to estimate the recorded amounts. For example, to assess the reasonableness of the significant assumptions, we obtained information regarding the nature and extent of progress of clinical trials and other activities from the Company’s research and development personnel that oversee the clinical trials and compared it to information obtained directly from third parties which indicated the third parties’ estimate of costs incurred to date. Further, to evaluate the completeness and valuation of the accrued or prepaid research and development expenses, we compared invoices received by the Company subsequent to December 31, 2022 to the amounts recognized by the Company as of that date. We also inspected the Company’s contracts with these third parties and any pending change orders to assess the impact to the amounts recorded.

Valuation of Financing Liabilities
Description of the Matter

As discussed in Notes 8 and 10 to the consolidated financial statements, on April 12, 2021, the Company entered into funding agreements with NovaQuest Co-Investment Fund XVI, L.P. and BC Pinnacle Holdings, LP. The Company concluded that each funding agreement represents a financial instrument that was considered to be a debt host containing embedded redemption features due to certain contingencies related to repayment and elected to account for the financing liabilities using the fair value option. In order to determine the fair value of the financing liabilities, the Company is required to estimate the probability of future cash receipts and future cash payments, and the timing of expected future repayments based on achievement of any sales-based, development and regulatory milestones or sales-based royalties, subject to the capped amount, over the life of the arrangement. Management determined the fair value of the financing liabilities using the Monte Carlo simulation model. The fair value of the financing liabilities related to the funding agreements totaled $57.3 million as of December 31, 2022.

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

How We Addressed the Matter in Our Audit

We obtained an understanding of, evaluated the design and tested the operating effectiveness of internal controls that addressed the identified risks related to the Company’s process for valuing the financing liabilities.

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

Boston, Massachusetts

February 22, 2023

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and per share data)

	As of December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$136,521	$193,018
Marketable securities	755,509	372,670
Prepaid expenses and other current assets	13,621	12,329
Total current assets	905,651	578,017
Marketable securities	58,126	52,269
Property and equipment, net	27,467	28,449
Operating lease assets	21,820	23,251
Restricted cash	1,867	4,200
Other long-term assets	2,891	2,733
Total assets	$1,017,822	$688,919
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,061	$11,298
Accrued expenses and other current liabilities	59,604	28,803
Operating lease liabilities, current portion	2,899	2,437
Total current liabilities	72,564	42,538
Operating lease liabilities, net of current portion	31,190	34,110
Financing liability, related party (Notes 8 and 10)	28,674	16,770
Financing liability (Notes 8 and 10)	28,674	16,770
2027 convertible senior notes, net (Note 9)	335,482	—
Other long-term liabilities	—	2
Total liabilities	496,584	110,190
Commitments and contingencies (Notes 12, 17 and 18)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value: 500,000,000 shares authorized; 156,502,285 and 147,719,523 shares issued and outstanding as of December 31, 2022 and 2021, respectively	16	15
Additional paid-in capital	1,485,880	1,195,944
Accumulated other comprehensive income (loss)	3,097	(986)
Accumulated deficit	(967,755)	(616,244)
Total stockholders’ equity	521,238	578,729
Total liabilities and stockholders’ equity	$1,017,822	$688,919

The accompanying notes are an integral part of these consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share amounts and per share data)

	For the year ended December 31,
	2022	2021	2020
Operating expenses:
Research and development	$280,259	$161,855	$103,303
General and administrative	87,589	58,243	45,813
Total operating expenses	367,848	220,098	149,116
Loss from operations	(367,848)	(220,098)	(149,116)
Interest income (expense), net	9,619	157	224
Other income (expense), net	6,878	(5,393)	(3,274)
Loss before income taxes	(351,351)	(225,334)	(152,166)
Income tax benefit (provision), net	(160)	—	24
Net loss	$(351,511)	$(225,334)	$(152,142)
Reconciliation of net loss attributable to common stockholders:
Net loss	$(351,511)	$(225,334)	$(152,142)
Benefit related to the redemption of Series A-1 redeemable convertible preferred stock at less than the carrying value	—	—	3,871
Net loss attributable to common stockholders	$(351,511)	$(225,334)	$(148,271)
Net loss per share attributable to common stockholders, basic and diluted	$(2.32)	$(1.65)	$(2.01)
Weighted-average shares used in calculating net loss per share, basic and diluted	151,265,635	136,576,536	73,643,315

Comprehensive loss:
Net loss	$(351,511)	$(225,334)	$(152,142)
Other comprehensive income (loss)
Changes in fair value attributable to instrument-specific credit risk	6,816	(788)	—
Unrealized gains (losses) on securities available-for-sale	(2,733)	(198)	—
Total other comprehensive income (loss)	4,083	(986)	—
Comprehensive loss	$(347,428)	$(226,320)	$(152,142)

The accompanying notes are an integral part of these consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(1)

(In thousands, except share amounts)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2019	60,930,932	$6	$322,115	$—	$(244,298)	$77,823
Issuance of Series A-1 preferred stock and Series A common stock in exchange for cash (refer to Note 3)	2,500,000	—	25,000	—	—	25,000
Partial settlement of Equity Commitment liability upon issuance of Series A-1 preferred stock and Series A common stock (refer to Note 3)	—	—	5,530	—	—	5,530
Redemption of Series A-1 preferred stock with exchange (refer to Note 3)	—	—	(3,871)	—	3,871	—
Redemption of Series A common stock with exchange (refer to Note 3)	—	—	(1,659)	—	1,659	—
Issuance of additional common stock related to anti-dilution provisions of Series A-2 preferred stock (refer to Note 3)	15,208,762	2	(2)	—	—	—
Issuance of common stock, net of offering costs upon Business Combination Transaction (refer to Note 3)	48,441,450	5	417,783	—	—	417,788
Issuance of common stock under equity incentive plans related to vesting of RSUs	42,810	—	—	—	—	—
Equity-based compensation expense	—	—	10,521	—	—	10,521
Net loss	—	—	—	—	(152,142)	(152,142)
Balance at December 31, 2020	127,123,954	$13	$775,417	$—	$(390,910)	$384,520
Issuance of common stock related to follow-on offering, net of offering costs (refer to Note 13)	14,000,000	1	328,250	—	—	328,251
Issuance of common stock related to exercise of public warrants	4,822,947	1	55,462	—	—	55,463
Issuance of common stock related to cashless exercise of private placement warrants	111,426	—	4,186	—	—	4,186
Issuance of common stock under equity incentive plans related to vesting of RSUs	42,810	—	—	—	—	—
Issuance of common stock under equity incentive plans related to exercise of options	1,533,914	—	8,067	—	—	8,067
Issuance of common stock under equity incentive plans related to ESPP issuances	84,472	—	926	—	—	926
Reclassification of private placement warrants from equity to other long-term liabilities	—	—	(305)	—	—	(305)
Equity-based compensation expense	—	—	23,941	—	—	23,941
Other comprehensive loss	—	—	—	(986)	—	(986)
Net loss	—	—	—	—	(225,334)	(225,334)
Balance at December 31, 2021	147,719,523	$15	$1,195,944	$(986)	$(616,244)	$578,729
Issuance of common stock related to follow-on offering, net of offering costs (refer to Note 13)	7,250,000	1	238,104	—	—	238,105
Issuance of common stock under equity incentive plans related to vesting of RSUs	28,540	—	—	—	—	—
Issuance of common stock under equity incentive plans related to exercise of options	1,443,897	—	11,697	—	—	11,697
Issuance of common stock under equity incentive plans related to ESPP issuances	60,325	—	1,355	—	—	1,355
Equity-based compensation expense	—	—	38,780	—	—	38,780
Other comprehensive income	—	—	—	4,083	—	4,083
Net loss	—	—	—	—	(351,511)	(351,511)
Balance at December 31, 2022	156,502,285	$16	$1,485,880	$3,097	$(967,755)	$521,238
(1) Certain historical share and capital amounts were retroactively restated to give effect to the Business Combination Transaction and reverse recapitalization as described in Note 3, Business Combination.

The accompanying notes are an integral part of these consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(351,511)	$(225,334)	$(152,142)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	4,903	2,731	397
Adjustments to operating lease expense	(1,012)	(830)	(88)
Equity-based compensation	38,780	23,941	10,521
Change in fair value of Equity Commitment and Share Purchase Option	—	—	3,270
Change in fair value of financing liabilities	(6,876)	1,502	—
Change in fair value of private placement warrants	—	3,881	—
Non-cash interest expense	708	—	—
Amortization of premiums and accretion of discounts on marketable securities	(6,549)	22	—
Other non-cash items	306	—	2,533
Changes in operating assets and liabilities, net:
Prepaid expenses and other current assets	(1,139)	(5,271)	78
Other assets	(841)	(733)	(1,057)
Accounts payable	(763)	7,278	1,417
Accrued expenses and other liabilities	30,807	8,672	10,690
Operating lease liability	—	5,595	6,579
Net cash flows used in operating activities	(293,187)	(178,546)	(117,802)
Cash flows from investing activities:
Purchases of marketable securities	(887,737)	(425,158)	—
Maturities and redemptions of marketable securities	502,857	—	—
Purchases of property and equipment	(3,954)	(10,503)	(18,892)
Net cash flows used in investing activities	(388,834)	(435,661)	(18,892)
Cash flows from financing activities:
Proceeds from issuance of common stock related to follow-on offering, net of offering costs	238,263	328,251	—
Proceeds from Business Combination Transaction, net of offering costs	—	(140)	442,617
Proceeds from the exercise of public warrants	—	55,463	—
Proceeds from the exercise of stock options and ESPP purchases	13,052	8,993	—
Proceeds from financing liability, related party	18,750	15,625	—
Proceeds from financing liability	18,750	15,625	—
Proceeds from issuance of 2027 convertible senior notes, net of offering costs	334,774	—	—
Deferred costs related to financing activities	(398)	(215)	(1,782)
Net cash flows provided by financing activities	623,191	423,602	440,835
Net increase (decrease) in cash, cash equivalents, and restricted cash	(58,830)	(190,605)	304,141
Cash, cash equivalents and restricted cash, beginning of the period	197,218	387,823	83,682
Cash, cash equivalents and restricted cash, end of the period	$138,388	$197,218	$387,823
Non-cash operating, investing, and financing activities
Fixed asset additions included in accounts payable and other current liabilities	$329	$747	$4,488
Offering costs included in accounts payable and other current liabilities	$139	$270	$140
Operating lease assets obtained in exchange for operating lease liabilities	$—	$—	$445
Cashless exercise of private placement warrants	$—	$4,186	$—
Settlement of Equity Commitment liability upon issuance of Series A-1 Preferred Stock and Series A Common Stock	$—	$—	$5,530
Reclassification of deferred financing costs to additional paid-in capital	$158	$—	$—

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

We are a clinical-stage biopharmaceutical company pursuing a targeted approach to neuroscience that combines a deep understanding of disease-related biology and neurocircuitry of the brain with advanced chemistry and central nervous system (CNS) target receptor selective pharmacology to discover and design new therapies. We seek to transform the lives of patients through the development of new therapies for neuroscience diseases, including schizophrenia, Alzheimer’s disease psychosis, epilepsy, panic disorder and Parkinson’s disease. We are advancing our extensive and diverse pipeline with numerous clinical trials underway or planned, including three ongoing Phase 3 trials and an open-label extension trial for tavapadon in Parkinson's, two ongoing Phase 2 trials and an open-label extension trial for emraclidine in schizophrenia and an ongoing Phase 2 proof-of-concept trial and an open-label extension trial for darigabat in focal epilepsy.

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

2. Risks and Liquidity

We are subject to risks and uncertainties common to clinical-stage companies in the biopharmaceutical industry. These risks include, but are not limited to, the introduction of new products, therapies, standards of care or new technological innovations, our ability to obtain and maintain adequate protection for our in-licensed technology, data or other intellectual property and proprietary rights and compliance with extensive government regulation and oversight. In addition, we are dependent upon the services of our employees, including key personnel, consultants, third-party contract research organizations (CROs), third-party contract manufacturing organizations (CMOs) and other third-party organizations.

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

Our consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred significant operating losses since our inception and, as of December 31, 2022, had an accumulated deficit of $967.8 million and had not yet generated revenues. In addition, we anticipate that our expenses will increase significantly in connection with our ongoing activities to support our research, discovery and clinical development efforts and we expect to continue to incur significant expenses and operating losses for the foreseeable future.

We have funded our operations primarily with the net proceeds received from the issuance of preferred stock, common stock and convertible senior notes, net proceeds from the consummation of the Business Combination and the Funding Agreements (as defined in Note 8, Financing Liabilities, to these consolidated financial statements). We believe that our available cash, cash equivalent and marketable securities as of December 31, 2022, will enable us to fund our operating expense and capital expenditure requirements through at least 12 months from the issuance date of these financial statements.

Impact of the Ongoing COVID-19 Pandemic

We are closely monitoring the impact of the ongoing COVID-19 pandemic on all aspects of our business, including how it has impacted and may continue to impact our operations and the operations of our suppliers, vendors and business partners. The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which, despite progress in vaccination efforts, are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19, such as new variants or subvariants, which may impact rates of infection and vaccination efforts and the extent and effectiveness of actions to contain COVID-19 or treat its impact, including vaccination campaigns, COVID-19 treatments and lockdown measures, among others.

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

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that mature within 90 days or less from the date of purchase to be cash equivalents. As of December 31, 2022, our cash equivalents consisted of amounts invested in money market funds. As of December 31, 2021, our cash equivalents consisted of amounts invested in money market funds, commercial paper and other debt securities with maturities of 90 days or less from the original date of purchase.

Restricted Cash

In connection with our entering into the lease agreement for our headquarters in Cambridge, MA, in July 2019 we were required to provide a security deposit in the form of a letter of credit. We have classified this amount as restricted cash in our consolidated balance sheets as of December 31, 2022 and 2021. Restricted cash was classified as a non-current asset as the associated lease term expires more than 12 months from December 31, 2022.

A reconciliation of the cash, cash equivalents and restricted cash reported in our consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows is as follows:

	As of December 31,
(In thousands)	2022	2021
Cash and cash equivalents	$136,521	$193,018
Restricted cash	1,867	4,200
Total cash, cash equivalents and restricted cash	$138,388	$197,218

Marketable Securities

We classify investments with original contractual maturities greater than 90 days at the date of purchase as marketable securities. Marketable securities with a remaining maturity date greater than one year are classified as non-current assets.

Marketable Debt Securities

Our investments in marketable debt securities are classified and accounted for as available-for-sale. Available-for-sale marketable debt securities are recorded at fair market value with unrealized gains and losses recognized in other comprehensive income (loss) unless the security has experienced a credit loss, or has experienced an unrealized loss and we have determined that we have the intent to sell the security or it is more likely than not that we will have to sell the security before its expected recovery. Realized gains and losses are reported in other income (expense), net, based on the specific identification method. Available-for-sale marketable securities are also adjusted for amortization of premiums and accretion of discounts to maturity, with such amortization and accretion included within interest income (expense), net. Accrued interest receivable related to our available-for-sale marketable securities is presented within prepaid expenses and other current assets on our consolidated balance sheets.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value may require significant judgment and involve uncertainty. Changes in our fair value measurements could have a significant impact on our results of operations in any given period.

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

Fair Value Option for Funding Agreements

We elected to account for our funding agreements and related financial liabilities described in Note 8, Financing Liabilities, in accordance with the fair value option permitted under ASC 825-10, Financial Instruments. A liability associated with each of our funding agreements was initially recognized at their estimated fair value in our consolidated balance sheets. We revalue our financing liabilities on a recurring basis each reporting period with subsequent changes in fair value, excluding the impact of the change in fair value attributable to instrument-specific credit risk, separately presented as a component of other income (expense), net in our consolidated statements of operations and comprehensive loss. The portion of the fair value adjustment attributed to a change in the instrument-specific credit risk is recognized and separately presented as a component of other comprehensive income (loss). Changes in fair value attributable to instrument-specific credit risk are derived by benchmarking against the prior period credit spread to isolate the impact directly associated with the change in the credit spread utilized between periods.

Changes in the fair value remeasurement of our financing liabilities can result from changes in one or multiple inputs, including changes to discount rates, changes in the expected achievement or timing of any sales-based, development or regulatory milestones, changes in the amount or timing of expected net cash flows, changes in the probability or timing of certain clinical events and changes in the assumed probability or timing associated with regulatory approval. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.

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

For additional information on our qualifying instruments that we have elected to account for under the fair value option, please read Note 8, Financing Liabilities, and Note 10, Fair Value Measurements, to these consolidated financial statements.

Offering Costs

We capitalize certain underwriting, legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ (deficit) equity as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in our consolidated statements of operations and comprehensive loss. Costs directly associated with debt financings are amortized to interest expense using the effective interest method over the expected life of the related debt. Such debt issuance costs are presented on the consolidated balance sheets as a direct deduction from the related debt.

We have capitalized deferred costs directly associated with our shelf registration statement on Form S-3 filed in November 2022. We will reclassify such costs to additional paid-in capital on a pro-rata basis as we complete offerings under the shelf registration statement, with any remaining deferred costs charged to general and administration expense at the end of the life of the shelf registration. We had previously capitalized deferred costs directly associated with our shelf registration statement on Form S-3 filed in November 2021, reclassifying $0.2 million of costs to additional paid-in capital as a result of an offering under the shelf registration statement in August 2022, and charged the remaining $0.3 million of costs to general and administration expense in November 2022 upon the filing of the Form S-3 filed in November 2022.

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

Research and development expense for the years ended December 31, 2022 and 2021, was reduced by $4.4 million and $0.9 million, respectively, related to the reimbursement of certain research and development costs received from the National Institute of Drug Abuse agency of the National Institutes of Health. Additionally, we have recognized a receivable in prepaid expenses and other current assets of $1.4 million and $0.2 million as of December 31, 2022 and 2021, respectively, for qualifying costs incurred but not yet reimbursed.

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

Equity-Based Compensation

We determine the fair value of each employee and non-employee award issued under our equity-based compensation plan on the date of grant. The measurement date for non-employee awards is the date of grant without changes in the fair value of the award. We recognize compensation expense for service-based awards on a straight-line basis over the requisite service period which generally approximates the vesting term. For service-based awards with performance or market conditions that were satisfied upon closing of the Business Combination Transaction, we recognize compensation expense on a straight-line basis over the requisite service period for each separate vesting portion of the award, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

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

Determination of Fair Value – Preferred and Common Stock

Prior to the completion of the Business Combination Transaction, given the absence of an active market for our common stock, we were required to estimate the fair value of the company’s common stock at the time of each grant of an equity-based award. We used a hybrid methodology that combined both an income approach and a market approach to estimate the business enterprise value and our total equity value to calculate the fair value of our preferred stock and common stock throughout 2020, until completion of the Business Combination Transaction. A probability-weighted discounted cash flow analysis was first prepared reflecting multiple scenarios for future outcomes associated with the acquired product candidates in order to estimate the cash flows associated with estimated liquidity events (i.e., an IPO). We also used a PWERM to determine the fair value of pre-IPO funding scenarios. We then used a market approach to estimate the value as of each potential date of liquidity, resulting in an estimate of the total equity value, including the value of planned future funding. The value of the preferred stock and common stock was then estimated using an option pricing method, allocating total equity value based on an assumed future liquidity date, the liquidation preference of the preferred stock and the assumed funding in each scenario. Each of these scenarios was probability-weighted based on the expected outcomes to arrive at a final estimated fair value per share of the common stock. The estimates and assumptions underlying our valuations included a number of objective and subjective factors.

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

Determination of Fair Value – Stock Option Awards

Subsequent to the closing of the Business Combination Transaction, we estimate the fair value of our stock option awards using the Black Scholes method utilizing the fair value of our common stock and the following assumptions:

•
Expected term – We have opted to utilize the “simplified method,” for determining the expected life of the award, which is based on the mid-point between the vesting date and the end of the contractual term as all options granted after becoming a public entity are granted “at-the-money.”
•
Expected volatility – We determine the volatility for options granted based on an analysis of reported data for a peer group of companies and our own internal volatility. The expected volatility of granted options has been determined by considering a weighted-average of the historical and implied volatility measures of the peer group of companies and our own historical and implied volatility measures. We will continue to apply this method until a sufficient amount of information regarding the volatility of our own stock price becomes available.
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

For additional information on the assumptions used in determining the grant date fair value of equity-based awards granted, as well as a summary of the equity-based award activity under our equity-based compensation plans for the years ended December 31, 2022, 2021 and 2020, please read Note 14, Equity-Based Compensation, to these consolidated financial statements.

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
Assets or liabilities if they (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the company’s control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement)

Upon the consummation of the Business Combination Transaction, there were 4,983,314 public warrants and 166,333 private placement warrants (collectively, the warrants) outstanding. Each outstanding warrant of ARYA became one warrant to purchase one share of New Cerevel common stock. We determined that the 4,983,314 public warrants satisfied the criteria for classification as equity instruments at each reporting period through their exercise or redemption. In certain circumstances, the identity of the holder may result in different settlement amounts, and therefore the private placement warrants were not considered indexed in our own stock in the manner contemplated by ASC Section 815-40-15. Accordingly, we recognized the liability associated with the 166,333 private placement warrants within other long-term liabilities in our condensed consolidated balance sheet as of March 31, 2021, and revalued the liability on a recurring basis each reporting period through their cashless exercise and settlement in September 2021. We did not recognize a liability in relation to the private placement warrants prior to March 31, 2021, as we previously determined that the fair value of these warrants was immaterial. No warrants remained outstanding as of December 31, 2022 and 2021.

Changes in fair value of these warrants were recognized as an adjustment to other income (expense), net in our consolidated statements of operations and comprehensive loss. Changes in the fair value of the private placement warrants resulted from changes to one or multiple inputs, including adjustments to the discount rate, expected volatility and dividend yield as well as changes in the fair value of our common stock and public warrants.

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

We assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent we believe, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax benefit (provision), net. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

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

Comprehensive Loss

Comprehensive loss is comprised of two components: net loss and other comprehensive income (loss), which includes other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2022 and 2021, other comprehensive income (loss) consists of changes in fair value attributable to instrument-specific credit risk and net unrealized losses on our available-for-sale marketable securities. There were no items qualifying as other comprehensive income (loss) for the year ended December 31, 2020; accordingly, comprehensive loss equaled total net loss.

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

Diluted net loss per share is calculated by adjusting the net loss of the company for cumulative preferred stock dividends. Diluted net loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. For purposes of the dilutive net loss per share applicable to common stockholders calculation, warrants, common stock issuable upon conversion of convertible debt, stock options and unvested restricted stock are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share applicable to common stockholders, as their effect would be anti-dilutive due to the fact that we were in a net loss position for the periods presented; therefore, basic and diluted net loss per share applicable to common stockholders were the same for the period presented.

Subsequent Event Considerations

We consider events or transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. For additional information on our evaluation of subsequent events, please read Note 21, Subsequent Events, to these consolidated financial statements.

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

Convertible Debt

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplified the accounting for convertible debt instruments by eliminating the cash conversion and beneficial conversion feature models that require separate accounting for embedded conversion features as a component of equity. Instead, the entity would account for the convertible debt as a single unit of account, unless conversion features require bifurcation and recognition as derivatives. This ASU also amended the accounting for certain contracts in an entity’s own equity that would have previously been accounted for as derivatives, by removing certain criteria required for equity classification, and modified the diluted earnings per share calculation for convertible instruments, by requiring the use of the if-converted method for all convertible instruments. We adopted ASU 2020-06 on January 1, 2022. The adoption of this standard did not have a material impact on our consolidated financial statements as we had no transactions applicable to this guidance. This guidance was subsequently applied to the convertible senior notes we issued in August 2022, as further discussed in Note 9, 2027 Convertible Senior Notes, to these consolidated financial statements.

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

Under the terms of the Pfizer License Agreement, we are also required to make regulatory approval milestone payments to Pfizer, ranging from $7.5 million to $40.0 million, on a compound-by-compound basis, upon the first regulatory approval in the United States for the first product containing or comprised of a given compound, with the amount of the payments determined by which designated group the compound falls into and with each such group generally characterized by the compounds’ stage of development. Each such regulatory approval milestone is payable only once per compound. If all of our disclosed product candidates currently under development are approved in the United States, the total aggregate amount of such regulatory approval milestones payable to Pfizer would be approximately $190.0 million. No regulatory approval milestone payments were made or became due during the years ended December 31, 2022, 2021 and 2020.

In addition, we are required to pay Pfizer commercial milestone payments up to an aggregate of $170.0 million per product, when aggregate net sales of products under the Pfizer License Agreement in a calendar year first reach various thresholds ranging from $500.0 million to $2.0 billion. Each commercial milestone payment is payable only once upon first achievement of the applicable commercial milestone. If all of our disclosed product candidates currently under development achieve all of the commercial milestones, the total aggregate amount of such commercial milestones payable to Pfizer would total approximately $1.4 billion. No Pfizer commercial milestone payments were made or became due during the years ended December 31, 2022, 2021 and 2020.

We are also required to pay Pfizer tiered royalties on the aggregate net sales, during each calendar year, determined on a product-by-product basis, with respect to products under the Pfizer License Agreement, at percentages ranging from the low-single to mid-teens, with the royalty rate determined by which designated group the applicable compound for such product falls into and with each such group generally characterized by the compounds’ stage of development, and subject to certain royalty deductions for the expiration of patent, regulatory and data exclusivity, generic competition and third-party royalty payments as set forth in the Pfizer License Agreement. The royalty term expires, on a product-by-product and country-by-country basis, on the later of (1) expiration of all regulatory or data exclusivity for such product in such country, (2) the date upon which the manufacture, use, sale, offer for sale or importation of such product in such country would no longer infringe, but for the license granted in the Pfizer License Agreement, a valid claim of the licensed patents and (3) 12 years following the first commercial sale of such product in such country. No royalty payments were made or became due in the years ended December 31, 2022, 2021 and 2020.

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

As of December 31, 2022 and 2021, the estimated fair value of the financing liability related to potential amounts payable to Bain under the Bain Funding Agreement, which is reflected in our consolidated balance sheets as financing liability, related party, totaled approximately $28.7 million and $16.8 million, respectively. As of December 31, 2022 and 2021, the estimated fair value of the financing liability related to potential amounts payable to NovaQuest under the NovaQuest Funding Agreement, which is reflected in our consolidated balance sheets as financing liability, totaled approximately $28.7 million and $16.8 million, respectively.

Changes in estimated fair value of the financing liabilities in our consolidated statements of operations and comprehensive loss are summarized as follows:

	For the year ended December 31,
(In thousands)	2022	2021	2020
Financing liability, related party
Change in fair value recognized in other expense (income), net	$(3,438)	$751	$—
Change in fair value attributable to instrument-specific credit risk recognized in other comprehensive (income) loss	(3,408)	394	—
Financing liability
Change in fair value recognized in other expense (income), net	$(3,438)	$751	$—
Change in fair value attributable to instrument-specific credit risk recognized in other comprehensive (income) loss	(3,408)	394	—

In addition, we recognized a charge to general and administrative expense of $0.6 million in the second quarter of 2021 for direct costs and fees incurred related to the Funding Agreements that cannot be deferred as a result of our election to apply the fair value option to the agreements.

9. 2027 Convertible Senior Notes

In August 2022, we completed the offering of $345.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2027 (the 2027 Notes) pursuant to, and which are governed by, an indenture (the Indenture), between us and U.S. Bank Trust Company, National Association, as trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The $345.0 million aggregate principal amount issued includes the purchase of $45.0 million aggregate principal amount issued pursuant to the full exercise by the initial purchasers of the 2027 Notes of their option to purchase additional 2027 Notes. The aggregate net proceeds from the 2027 Notes offering totaled approximately $334.8 million, after deducting the initial purchasers' discounts of $9.5 million and other offering expenses of approximately $0.7 million.

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

We accounted for the issuance of the 2027 Notes under ASC Topic 470-20, Debt: Debt with Conversion and Other Options, after the adoption of ASU 2020-06, which became effective beginning January 1, 2022. All of the proceeds received from the issuance of the 2027 Notes were recorded as a liability in our consolidated balance sheet. In connection with the issuance of the 2027 Notes, we incurred approximately $10.2 million of debt issuance costs, which primarily consisted of initial purchasers’ discounts and other offering expenses. We accounted for the debt issuance costs as a debt discount for accounting purposes, which was recorded as a reduction in the carrying value of the debt in our consolidated balance sheet and is being amortized to interest expense using the effective interest method over the expected life of the 2027 Notes or approximately their five-year term. As of December 31, 2022, accrued interest on the 2027 Notes of $3.2 million was included in accrued expenses and other current liabilities in our consolidated balance sheet.

The net carrying amount of the 2027 Notes included in our consolidated balance sheets consisted of the following:

	As of December 31,
(In thousands)	2022	2021
Principal amount	$345,000	$—
Unamortized debt discount	(9,518)	—
Net carrying amount	$335,482	$—

The following table sets forth the total interest expense related to the 2027 Notes recognized in interest income (expense), net in our consolidated statements of operations and comprehensive loss for the periods presented:

	For the year ended December 31,
(In thousands)	2022	2021	2020
Contractual interest expense	$3,210	$—	$—
Amortization of debt issuance costs	708	—	—
Total interest expense	$3,918	$—	$—
Effective interest rate	3.1%	—	—

Future minimum payments under the 2027 Notes as of December 31, 2022, are as follows (in thousands):

Fiscal year ended December 31, 2023	$8,601
Fiscal year ended December 31, 2024	8,625
Fiscal year ended December 31, 2025	8,625
Fiscal year ended December 31, 2026	8,625
Fiscal year ended December 31, 2027	353,625
Thereafter	—
Total future payments	$388,101
Less: amounts representing interest	(43,101)
Total principal amount	$345,000

10. Fair Value Measurements

The tables below present information about our assets and liabilities that are measured and carried at fair value on a recurring basis and indicate the level within the fair value hierarchy we utilized to determine such fair values:

As of December 31, 2022 (In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents
Money market funds	$136,521	$—	$—	$136,521
Marketable securities (current)
U.S. government treasuries	103,238	—	—	103,238
U.S. government agencies	—	165,555	—	165,555
Corporate debt securities	—	9,416	—	9,416
Commercial paper	—	477,300	—	477,300
Marketable securities (non-current)
U.S. government agencies	—	58,126	—	58,126
Restricted cash
Money market funds	1,867	—	—	1,867
Total assets	$241,626	$710,397	$—	$952,023
Liabilities:
Financing liability, related party	$—	$—	$28,674	$28,674
Financing liability	—	—	28,674	28,674
Total liabilities	$—	$—	$57,348	$57,348

As of December 31, 2021 (In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents
Money market funds	$153,589	$—	$—	$153,589
Corporate debt securities	—	1,431	—	1,431
Commercial paper	—	37,998	—	37,998
Marketable securities (current)
U.S. government treasuries	171,063	—	—	171,063
Corporate debt securities	—	20,452	—	20,452
Commercial paper	—	181,155	—	181,155
Marketable securities (non-current)
U.S. government treasuries	52,269	—	—	52,269
Restricted cash
Money market funds	4,200	—	—	4,200
Total assets	$381,121	$241,036	$—	$622,157
Liabilities:
Private placement warrants	$—	$—	$—	$—
Financing liability, related party	—	—	16,770	16,770
Financing liability	—	—	16,770	16,770
Total liabilities	$—	$—	$33,540	$33,540

We have not recognized any impairments of our assets measured and carried at fair value during the year ended December 31, 2022.

There have been no changes in valuation techniques, inputs utilized or transfers between fair measurement levels in the periods presented. The fair value of our Level 2 instruments were determined using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly. We validate the prices provided by our third-party pricing services by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of December 31, 2022 and 2021.

The carrying amounts reflected in our consolidated balance sheets for our cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term nature of these assets and liabilities. As of December 31, 2022, our financing liabilities represented our only Level 3 assets or liabilities carried at fair market value. Changes in the fair value remeasurement of our financing liabilities can result from changes to one or multiple inputs, including Level 3 fair value inputs that are not readily observable.

We reclassified the fair value associated with the 166,333 outstanding private placement warrants from equity to other long-term liabilities in our condensed consolidated balance sheet as of March 31, 2021, and revalued the liability on a recurring basis each reporting period through their cashless exercise and settlement in September 2021. The fair value of our private placement warrant liability was determined utilizing a binomial lattice model using Level 3 fair value inputs. For the year ended December 31, 2021, we recognized net losses totaling $3.9 million on the fair value remeasurement of the private placement warrants within other income (expense), net. No private placement warrants remained outstanding as of December 31, 2022 and 2021. For additional information on our private placement warrants, please read Note 13, Stockholders' Equity, to these consolidated financial statements.

Marketable Securities

The estimated fair value and amortized cost of our available-for-sale marketable debt securities, by contractual maturity and security type, are summarized as follows:

As of December 31, 2022 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less
U.S. government treasuries	$103,800	$—	$(562)	$103,238
U.S. government agencies	166,327	15	(787)	165,555
Corporate debt securities	9,454	—	(38)	9,416
Commercial paper	478,657	71	(1,428)	477,300
Due after one year through two years
U.S. government agencies	58,327	7	(208)	58,126
Total marketable securities	$816,565	$93	$(3,023)	$813,635

As of December 31, 2021 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less
U.S. government treasuries	$171,111	$—	$(48)	$171,063
Corporate debt securities	20,464	—	(12)	20,452
Commercial paper	181,176	11	(32)	181,155
Due after one year through two years
U.S. government treasuries	52,387	—	(118)	52,269
Total marketable securities	$425,138	$11	$(210)	$424,939

We had no realized gains or losses recognized on the sale or maturity of marketable securities during the years ended December 31, 2022 and 2021. To date, we have not recognized any allowances for credit losses or impairments in relation to our available-for-sale marketable securities as these marketable securities are comprised of high credit quality, investment grade securities that we do not intend or expect to be required to sell prior to their anticipated recovery, and the decline in fair value of these securities is attributable to factors other than credit losses. All marketable securities with unrealized losses presented in the previous tables have been in a continuous unrealized loss position for less than 12 months or the loss is not material. Based on our evaluation, we determined credit losses related to marketable securities were immaterial for the years ended December 31, 2022 and 2021.

The weighted average maturity of our marketable securities as of December 31, 2022 and 2021, was approximately five months and nine months, respectively.

Financing Liabilities

Upon execution of the Funding Agreements, we determined that the agreements qualified for election under the fair value option and initially measured the financial instruments at their issue-date estimated fair value. We revalue the related financial liabilities on a recurring basis at each reporting period.

As of December 31, 2022, the financing liability, related party and financing liability each totaled approximately $28.7 million. We determined their respective estimated fair values using a Monte Carlo simulation model under the income approach determined by using probability assessments of the expected future cash receipts and expected future cash payments and discount rates ranging from approximately 10.0% to 11.0% for the year ended December 31, 2022. As of December 31, 2021, we used a discount rate of approximately 9.0%. The probability assessments of the expected future cash receipts and expected future payments and the timing of expected future repayments are based on significant inputs that are not observable in the market and are subject to remeasurement at each reporting date.

The following table provides a rollforward of the estimated fair value associated with our total financing liabilities:

For the year ended December 31,
(In thousands)	2022
Beginning financing liabilities balance	$33,540
Funding commitment received	37,500
Change in fair value recognized in other (income) expense, net	(6,876)
Change in fair value attributable to instrument-specific credit risk recognized in other comprehensive (income) loss	(6,816)
Ending financing liabilities balance	$57,348

For additional information related to the fair value of our financing liability and financing liability, related party, please read Note 8, Financing Liabilities, to these consolidated financial statements.

2027 Convertible Senior Notes

The fair value of the 2027 Notes, which were issued in August 2022, may differ from the carrying value. The fair value is determined utilizing prices for the 2027 Notes observed in market trading. As the market for the trading of the 2027 Notes is not considered to be an active market, the estimate of fair value is considered a Level 2 measurement. As of December 31, 2022, the estimated fair value of the 2027 Notes, which have an aggregate carrying value of $335.5 million, was $341.7 million.

For additional information related to the 2027 Notes, please read Note 9, 2027 Convertible Senior Notes, to these consolidated financial statements.
11. Financial Statement Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
(In thousands)	2022	2021
Prepaid clinical trial services	$2,872	$2,038
Prepaid research and development expenses	1,228	2,074
Prepaid insurance	2,460	4,701
Other prepaid expenses	3,556	2,225
Interest receivable	2,046	729
Other	1,459	562
Prepaid expenses and other current assets	$13,621	$12,329

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of December 31,
(In thousands)	2022	2021
Computer equipment and software	$996	$946
Furniture and fixtures	459	437
Laboratory equipment	9,489	5,617
Leasehold improvements	23,461	23,286
Construction in progress	321	729
Less: Accumulated depreciation	(7,259)	(2,566)
Property and equipment, net	$27,467	$28,449

In the second quarter of 2021, we completed the build-out and took occupancy of our headquarters in Cambridge, Massachusetts, placed assets ready-for-use in service and began depreciating the related assets over their respective useful lives. Depreciation expense totaled $4.7 million, $2.5 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Other Long-Term Assets

Other long-term assets consisted of the following:

	As of December 31,
(In thousands)	2022	2021
Other prepaid expenses, net of current portion	$1,792	$1,806
Deferred expenses associated with financing activities	286	485
Other	813	442
Other long-term assets	$2,891	$2,733

As of December 31, 2022 and 2021, other prepaid expenses, net of current portion, primarily consisted of deposits paid under certain CRO agreements that will be held until the completion of the related clinical trials which are anticipated to end more than 12 months from the balance sheet date.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
(In thousands)	2022	2021
Accrued external research and development services	$33,967	$16,097
Accrued compensation and personnel costs	19,057	10,827
Accrued property and equipment	40	109
Accrued professional fees and consulting services	2,187	1,270
Accrued interest	3,210	—
Other	1,143	500
Accrued expenses and other current liabilities	$59,604	$28,803

Interest Income (Expense), net

Interest income (expense), net consisted of the following:

	For the year ended December 31,
(In thousands)	2022	2021	2020
Interest income, net	$13,537	$157	$224
Interest expense	(3,918)	—	—
Interest income (expense), net	$9,619	$157	$224

Other Income (Expense), net

Other income (expense), net consisted of the following:

	For the year ended December 31,
(In thousands)	2022	2021	2020
Gain (loss) on fair value remeasurement of financing liability, related party	$3,438	$(751)	$—
Gain (loss) on fair value remeasurement of financing liability	3,438	(751)	—
Loss on fair value remeasurement of private placement warrants	—	(3,881)	—
Loss on fair value remeasurement of Equity Commitment	—	—	(3,530)
Gain on fair value remeasurement of Share Purchase Option	—	—	260
Other, net	2	(10)	(4)
Other income (expense), net	$6,878	$(5,393)	$(3,274)

12. Leases

We lease certain office space and equipment. In July 2019, we entered into an operating lease with a ten-year term located at 222 Jacobs Street, Cambridge Massachusetts. This space serves as our corporate headquarters and is comprised of office and laboratory space. Under the terms of the lease, we have the option to extend for two five-year terms and we have assessed whether to include the renewal periods as part of the lease term based on a variety of factors, such as the fair market value rental rate, the economic life of leasehold improvements, as well as the current and anticipated stages of the company at the inception and conclusion of the original lease term. The renewal options have been excluded from the lease term and will be reassessed, as necessary. In September 2020, we amended the lease to add approximately 1,000 square feet to bring the total space to approximately 61,000 square feet. The lease allowed for a tenant improvement allowance of up to $200 per square foot, or approximately $12.2 million. As of December 31, 2021, we had collected the entire $12.2 million reimbursement for the tenant improvement allowance from the landlord. We previously had an operating lease for office space at 131 Dartmouth Street, Boston, Massachusetts, which commenced in April 2019 and terminated on November 30, 2020.

Operating leases are amortized over the lease term and included in costs and expenses in the consolidated statements of operations and comprehensive loss. Variable lease costs, or amounts owed to a lessor that are not fixed, such as property taxes, are recognized in costs and expenses in the consolidated statements of operations and comprehensive loss as incurred.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to our operating leases for the years ended December 31, 2022, 2021 and 2020:

	For the year ended December 31,
(In thousands, except term and discount rate)	2022	2021	2020
Lease cost(1)
Operating lease cost	$4,906	$4,906	$6,132
Variable lease cost	1,994	1,512	1,504
Total lease cost	$6,900	$6,418	$7,636
Other information
Operating cash flows included in the measurement of operating lease liabilities	$5,918	$5,736	$6,044
Weighted-average remaining lease term (in years)	7.17	8.17	9.17
Weighted-average discount rate	9.90%	9.90%	9.90%

(1)
Short-term lease costs incurred for the years ended December 31, 2022, 2021 and 2020 were immaterial.

As of December 31, 2022, future minimum commitments under our operating leases were as follows:

As of December 31,
(In thousands)	2022
Maturity of lease liabilities
Fiscal year ended December 31, 2023	$6,096
Fiscal year ended December 31, 2024	6,289
Fiscal year ended December 31, 2025	6,457
Fiscal year ended December 31, 2026	6,661
Fiscal year ended December 31, 2027	6,861
Thereafter	15,562
Total future lease payments	$47,926
Less: Effect of discounting	(13,837)
Present value of lease liabilities	$34,089

The following table summarizes the presentation of our operating leases in our consolidated balance sheets as of December 31, 2022 and 2021:

	As of December 31,
(In thousands)	2022	2021
Assets
Operating lease assets	$21,820	$23,251
Total lease assets	$21,820	$23,251
Liabilities
Current lease liabilities	$2,899	$2,437
Noncurrent lease liabilities	31,190	34,110
Total lease liabilities	$34,089	$36,547

13. Stockholders’ Equity

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

Preferred Stock

Pursuant to the terms of our certificate of incorporation, we have 10,000,000 authorized shares of preferred stock, par value $0.0001 per share, all of which shares of preferred stock are undesignated. Our board of directors or any authorized committee thereof is expressly authorized, without further action by our stockholders, to issue such shares of preferred stock from time to time on terms it may determine, to divide shares of preferred stock into one or more series and to fix the designations, preferences, privileges and restrictions of preferred stock. There were no issued and outstanding shares of preferred stock as of December 31, 2022 and 2021.

Common Stock

Pursuant to the terms of our certificate of incorporation, we have 500,000,000 authorized shares of common stock, par value $0.0001 per share. There were 156,502,285 and 147,719,523 shares of common stock issued and outstanding as of December 31, 2022 and 2021, respectively.

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

August 2022 Public Offering

In August 2022, we completed a follow-on public offering of our common stock pursuant to which we issued and sold 7,250,000 shares of our common stock at a price to the public of $35.00 per share. The aggregate net proceeds from this offering totaled approximately $238.3 million, after deducting underwriting discounts and commissions of $14.6 million and offering expenses of approximately $0.9 million. Additionally, we reclassified $0.2 million of deferred offering costs to additional paid-in capital as a result of this offering related to our shelf registration statement on Form S-3, which was originally filed in November 2021. For additional information related to our accounting policies for offering costs, please read Note 4, Summary of Significant Accounting Policies, to these consolidated financial statements.

July 2021 Public Offering

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

ATM Program

In November 2021, we entered into an open market sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $250.0 million of our common stock from time-to-time in “at-the-market” offerings (the ATM Program). As of December 31, 2022, no sales had been made pursuant to the ATM Program.

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

On July 30, 2021, we announced the redemption of all of the outstanding public warrants with a redemption date of August 30, 2021 (the Redemption Date). Any public warrants that remained outstanding as of the Redemption Date became void and no longer exercisable and the holders of such public warrants became entitled to receive the redemption price of $0.01 per public warrant. At any time prior to the Redemption Date, the public warrants were able to be exercised by the holders to purchase shares of our common stock at the exercise price of $11.50 per share. An aggregate of 4,822,947 public warrants were exercised prior to the Redemption Date for an equal number of shares of our common stock, resulting in gross proceeds to us of approximately $55.5 million. The 160,367 public warrants that remained unexercised following the Redemption Date were redeemed for $0.01 per public warrant. No public warrants remained outstanding as of December 31, 2022 and 2021.

Private Placement Warrants

We reclassified the fair value associated with the 166,333 outstanding private placement warrants from equity to other long-term liabilities in our condensed consolidated balance sheet as of March 31, 2021, and revalued the liability on a recurring basis each reporting period through their cashless exercise and settlement in exchange for the issuance of 111,426 shares of our common stock in September 2021. The fair value of the private placement warrants as of March 31, 2021, totaled approximately $0.7 million. Upon establishment of this liability, we reclassified approximately $0.3 million from additional paid-in capital and recognized a charge of approximately $0.4 million to other income (expense), net, reflecting the net change in fair value of these warrants between October 27, 2020 and March 31, 2021. We did not recognize a liability in relation to our private placement warrants prior to March 31, 2021, as we previously determined that the fair value of these warrants was immaterial. No private placement warrants remained outstanding as of December 31, 2022 and 2021.

For the year ended December 31, 2021, we recognized a net loss of $3.9 million as a component of other income (expense), net, related to the change in fair value of our private placement warrants. The change in the fair value of this liability was primary due to changes in the fair value of the underlying common stock.

14. Equity-Based Compensation

Equity-based Compensation Expense

The following table summarizes equity-based compensation expense included in our consolidated statements of operations and comprehensive loss:

	For the year ended December 31,
(In thousands)	2022	2021	2020
Research and development	$18,206	$9,220	$3,239
General and administrative	20,574	14,721	7,282
Total equity-based compensation expense included in total operating expense	$38,780	$23,941	$10,521

The following table summarizes equity-based compensation expense by award type included in our consolidated statements of operations and comprehensive loss:

	For the year ended December 31,
(In thousands)	2022	2021	2020
Stock options	$38,089	$23,441	$10,435
Restricted stock units	91	80	86
Employee stock purchase plan	600	420	—
Total equity-based compensation expense included in total operating expense	$38,780	$23,941	$10,521

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

Cerevel Therapeutics Holdings, Inc. 2020 Equity Incentive Plan

On October 27, 2020, our board of directors approved the 2020 Plan, pursuant to which 24,050,679 shares of common stock were initially reserved for issuance. The 2020 Plan provides that the number of shares reserved and available for issuance under the 2020 Plan will automatically increase each January 1, beginning on January 1, 2021, by 4.0% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by our board of directors. As of December 31, 2022, 14,797,463 shares remain available for future issuance under the 2020 Plan. The 2020 Plan provides for us to grant incentive stock options or nonqualified stock options for the purchase of common stock, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards, and dividend equivalent rights, to employees, officers, directors and consultants of New Cerevel. Incentive stock options may only be granted to employees. The 2020 Plan is administered by the plan administrator provided therein, which has discretionary authority, subject only to the express provisions of the 2020 Plan, to interpret the 2020 Plan; determine eligibility for and grant awards; determine form of settlement of awards (whether in cash, shares of stock, other property or a combination of the foregoing), determine, modify, or waive the terms and conditions of any award; prescribe forms, rules and procedures; and otherwise do all things necessary to carry out the purposes of the 2020 Plan. Pursuant to the 2020 Plan, the exercise price of each award requiring exercise is 100% of the fair market value of stock subject to the award, determined as of the date of the grant, or such higher amount as the administrator determines in connection with the grant, and the term of stock option is not greater than 10 years. We generally grant equity-based awards with service, market and performance conditions.

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

The assumptions that we used to determine the fair value of stock options granted to employees and directors were as follows, presented on a weighted average basis:

	For the year ended December 31,
	2022	2021	2020
Risk free interest rate	2.23%	0.80%	0.76%
Expected term (in years)	6.05	6.05	6.13
Expected volatility	96.2%	93.5%	99.1%
Expected dividend yield	0.0%	0.0%	0.0%

The following table summarizes our stock option activity as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2021	16,066,064	$9.92	8.09	$362.2
Granted	3,245,369	29.82
Exercised	(1,443,897)	8.10
Forfeited, canceled or expired	(688,675)	15.93
Outstanding at December 31, 2022	17,178,861	$13.59	7.55	$309.9
Options vested and expected to vest as of December 31, 2022	17,178,861	$13.59	7.55	$309.9
Options exercisable as of December 31, 2022	9,678,243	$8.19	6.80	$226.2

The intrinsic value of options exercised during the years ended December 31, 2022 and 2021 were $33.5 million and $33.4 million, respectively. The aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of in-the-money options. No stock options were exercised during the year ended December 31, 2020. Our closing stock price as reported on Nasdaq as of December 30, 2022, the last trading day of the year, was $31.54.

Stock options granted during the year ended December 31, 2022 and 2021, had a weighted average grant-date fair value of $23.22 and $11.36, respectively. Stock options granted during the year ended December 31, 2020, had a weighted average grant-date fair value of $6.12, with those granted prior to our Business Combination determined on an as-converted basis after effect of the Exchange Ratio.

As of December 31, 2022, total unrecognized equity-based compensation expense relating to stock options outstanding was $99.4 million, which is expected to be recognized over a weighted average period of 2.8 years.

Restricted Stock Units

Restricted stock unit awards granted generally vest in three or four equal annual installments beginning on the first anniversary of the vesting start date.

The following table summarizes our restricted stock activity as follows:

	Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2021	28,540	$2.10
Granted	18,932	26.41
Vested	(28,540)	2.10
Forfeited	—	—
Non-vested at December 31, 2022	18,932	$26.41

The total fair value of restricted stock units that vested was $0.9 million, $0.9 million and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, total unrecognized equity-based compensation expense relating to restricted stock unit awards was $0.4 million, which is expected to be recognized over a weighted average period of 3.4 years.

Cerevel Therapeutics Holdings, Inc. Amended and Restated 2020 Employee Stock Purchase Plan

At a special meeting of stockholders held on October 26, 2020, stockholders considered and approved the ESPP. The ESPP provides employees with an opportunity to acquire shares of common stock at a discounted price. An aggregate of 1,655,924 shares were initially reserved and available for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2021, by 1.0% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by our board of directors; provided that the total number of shares of common stock that become available for issuance under the ESPP will never exceed 16,559,240. If our capital structure changes because of a stock dividend, stock split or similar event, the number of shares that can be issued under the ESPP will be appropriately adjusted. We received $1.4 million and $0.9 million in cash and issued 60,325 shares and 84,472 shares of common stock under the ESPP for the years ended December 31, 2022 and 2021, respectively. No shares of common stock were issued under the ESPP for the year ended December 31, 2020.

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

15. Net Loss Per Share

As a result of the Business Combination Transaction, the weighted average shares outstanding prior to October 27, 2020, have been retroactively restated to give effect to the Exchange Ratio.

The following table sets forth the computation of the basic and diluted net loss per share:

	For the year ended December 31,
(In thousands, except share amounts and per share data)	2022	2021	2020
Numerator:
Net loss	$(351,511)	$(225,334)	$(152,142)
Benefit related to the redemption of Series A-1 redeemable convertible preferred stock at less than the carrying value	—	—	3,871
Net loss attributable to common stockholders	$(351,511)	$(225,334)	$(148,271)

Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	151,265,635	136,576,536	73,643,315
Net loss per share attributable to common stockholders, basic and diluted	$(2.32)	$(1.65)	$(2.01)

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

Since we were in a loss position for all periods presented, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders as the inclusion of all potential dilutive securities would have been anti-dilutive. The shares in the table below were excluded from the calculation of diluted net loss per share attributable to common stockholders due to their anti-dilutive effect:

	As of December 31,
	2022	2021	2020
Stock options outstanding	17,178,861	16,066,064	12,464,668
Restricted stock units outstanding	18,932	28,540	71,350
Warrants	—	—	5,149,647
Common stock issuable upon conversion of the 2027 Notes	7,439,338	—	—
Total	24,637,131	16,094,604	17,685,665

For additional information related to the conversion of the 2027 Notes, please read Note 9, 2027 Convertible Senior Notes, to these consolidated financial statements.

16. Income Taxes

A reconciliation of our provision for income tax expenses computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	For the year ended December 31,
	2022	2021	2020
Statutory tax rate	21.0%	21.0%	21.0%
State tax expense, net of federal benefit	6.4%	6.4%	5.7%
Executive compensation	(1.2)%	(2.3)%	(1.1)%
Non-deductible fair value adjustment	—	(0.4)%	(0.5)%
Stock based compensation	1.5%	2.7%	—
Tax credits	3.0%	2.3%	2.6%
Other	(0.1)%	0.9%	0.2%
Valuation allowance	(30.6)%	(30.6)%	(27.9)%
Effective tax rate	0.0%	0.0%	0.0%

Current and Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities are summarized as follows:

	As of December 31,
(In thousands)	2022	2021
Deferred tax assets
Net operating loss carryforwards	$121,799	$109,837
Capitalized research and development	67,283	—
Operating lease liabilities	9,145	9,877
Tax credits	23,864	12,144
Equity-based compensation	12,923	6,436
Accruals and reserves	4,253	2,358
Amortization	632	745
Financing liabilities	17,001	8,852
Other deferred tax assets	—	—
Total gross deferred tax assets	256,900	150,249
Valuation allowance	(245,392)	(137,865)
Total deferred tax assets	11,508	12,384
Deferred tax liabilities
Depreciation	(2,940)	(3,138)
Operating lease assets	(5,854)	(6,283)
Prepaid expenses	(2,714)	(2,963)
Total deferred tax liabilities	(11,508)	(12,384)
Net deferred tax assets (liabilities)	$—	$—

We have recorded a valuation allowance against our deferred tax assets in each of the years ended December 31, 2022 and 2021, as we believe that it is more likely than not that these assets will not be realized. Our valuation allowance increased by approximately $107.5 million and $68.9 million during the years ended December 31, 2022 and 2021, respectively, primarily as a result of the increase in our unbenefited net operating loss and tax credits for both periods, as well as the capitalization of research and development expenditures under Section 174 of the Internal Revenue Code for the year ended December 31, 2022. Beginning in 2022, the Tax Cuts and Jobs Act eliminates the option to deduct research and development expenditures in the period incurred and requires capitalization and amortization of such expenditures over five or fifteen years, as applicable, pursuant to Section 174 of the Internal Revenue Code.

Significant components of deferred income tax assets and liabilities include temporary differences related to net operating loss carryforwards, capitalized research and development expenditures, lease liabilities, stock compensation, tax credits and our financing liabilities. As of December 31, 2022, deferred tax assets include approximately $448.7 million of federal net operating loss carryforwards, all of which have an indefinite carryforward period. As of December 31, 2022, deferred tax assets also include approximately $438.3 million of state net operating loss carryforwards, with $433.4 million expiring at various dates between 2031 and 2042 and the remaining $4.9 million having an indefinite carryforward period. As of December 31, 2022, we also had federal and state research and development tax credits of $21.3 million and $3.2 million, respectively, which begin to expire in 2039 for federal purposes and 2034 for state purposes. Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. We have not conducted an assessment to determine whether there may have been a Section 382 or 383 ownership change.

For financial reporting purposes, net losses before income taxes include $351.4 million, $225.3 million and $152.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. We have no foreign operations and as such, the pretax loss is generated entirely in the United States.

Our income tax (benefit) provision, net consisted of the following:

	For the year ended December 31,
(In thousands)	2022	2021	2020
Current tax expense
Federal	$—	$—	$—
State	160	2	2
Foreign	—	—	—
Deferred tax expenses
Federal	—	(2)	(26)
State	—	—	—
Foreign	—	—	—
Income tax (benefit) provision, net	$160	$—	$(24)

As of December 31, 2022 and 2021, we had no unrecognized tax benefits. As of and for the years ended December 31, 2022, 2021 and 2020, respectively, we had no accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized in our consolidated statements of operations and comprehensive loss.

We will recognize interest and penalties related to uncertain tax positions in income tax expense. For the years ended December 31, 2022, 2021 and 2020, we generated research credits but have not conducted a study to document the qualified activities. This study may result in an adjustment to our research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against our research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

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

17. Legal Proceedings

We, from time to time, may be subject to various legal proceedings and claims that may arise in the ordinary course of business. We were not subject to any material legal proceedings as of December 31, 2022, and, to the best of our knowledge, no material legal proceedings are currently pending or threatened.

18. Commitments and Contingencies

As of December 31, 2022, we have several ongoing clinical studies in various clinical trial stages. Our most significant contracts relate to agreements with CROs for clinical trials and preclinical studies and CMOs for the manufacturing of drug substance, which we enter into in the normal course of business. The contracts with CROs and CMOs are generally cancellable, with notice, at our option.

Guarantees and Indemnification Obligations

We enter into standard indemnification obligations in the ordinary course of business. Pursuant to these obligations, we indemnify and agree to reimburse the indemnified party for certain losses and costs incurred by the indemnified party. The term of these indemnification obligations is generally perpetual after execution of the agreement. In addition, we have entered into indemnification obligations with members of our board of directors and our executive officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. To date, we have not incurred any losses or any material costs related to these indemnification obligations and no claims with respect thereto were outstanding. We do not believe that the outcome of any claims under indemnification arrangements will have a material effect on our financial position, results of operations and cash flows, and we have not accrued any liabilities related to such obligations in our consolidated financial statements as of December 31, 2022 and 2021.

19. Employee Benefit Plans

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

Expense related to our 401(k) Savings Plan totaled $3.1 million, $1.7 million and $1.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

20. Related Party Transactions

As of December 31, 2022 and 2021, Pfizer held 27,349,211 shares of our common stock and had nominated two members to our board of directors. For information related to our license agreement with Pfizer, please read Note 6, Pfizer License Agreement, to these consolidated financial statements.

As of December 31, 2022 and 2021, Bain Investor held 60,632,356 shares of our common stock and had nominated four members to our board of directors.

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

Funding Agreement

In April 2021, we entered into a funding agreement with Bain, pursuant to which Bain will provide up to $62.5 million in funding (the Bain Funding Commitment) to support our development of tavapadon for the treatment of Parkinson’s disease over four years, of which approximately $15.5 million (25% of the Bain Funding Commitment, net of $0.1 million of fees incurred by Bain) was received in April 2021 and $18.75 million (30% of the Bain Funding Commitment) was received in April 2022. For additional information related to our funding agreement with Bain, please read Note 8, Financing Liabilities, to these consolidated financial statements.

Management Agreement

In connection with the initial financing, on the Formation Transaction Date, we entered into an agreement with Bain Capital Private Equity, LP and Bain Capital Life Sciences, LP, which are entities related to Bain Investor, whereby such entities would provide certain management services to us for a fee of $1.0 million per year, paid in quarterly, non-refundable installments (Management Agreement). This agreement obligated us to pay such entities, in the aggregate, a $5.0 million fee upon the completion of a qualified public offering or change of control transaction, less any quarterly fees previously paid to such entities. Upon completion of the Business Combination Transaction, we paid the remaining approximately $3.0 million of management fees payable under the Management Agreement and no additional fees remain payable pursuant to this agreement. Inclusive of this final payment made under the Management Agreement, we incurred management fees to Bain Capital Private Equity, LP and Bain Capital Life Sciences, LP totaling $3.8 million during the year ended December 31, 2020.

Following the closing of the Business Combination, we entered into a new management agreement with Bain Capital Private Equity, LP and Bain Capital Life Sciences, LP providing for the expense reimbursement and indemnification of such entities. No amounts were incurred under the management agreement during the years ended December 31, 2022 and 2021.

21. Subsequent Events

We have completed an evaluation of all subsequent events after the balance sheet date of December 31, 2022 through February 22, 2023, the issuance date of these financial statements, to ensure that these consolidated financial statements include appropriate disclosure of material events both recognized in the consolidated financial statements as of December 31, 2022, and material events which occurred subsequently but were not recognized in the consolidated financial statements. We have concluded that no subsequent events have occurred that require disclosure.