Form 10-Q
period 2023-03-31
Cerevel Therapeutics Holdings, Inc.
filed 2023-05-03
CIK 1805387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, the registrant had 156,832,992 shares of common stock, par value $0.0001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, or this Quarterly Report, may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” “can,” “target,” “future” or the negative of these terms or similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:

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
•
our ability to satisfy our payment obligations, remain in compliance with covenants under the 2027 Notes (as defined below), to service the interest on or to refinance the 2027 Notes or to make cash payments in connection with any conversion of the 2027 Notes, to the extent required; and
•
the effect of adverse market or macroeconomic conditions, market volatility resulting from global economic developments and the residual post-COVID environmental and other factors on any of the foregoing or other aspects of our business operations, including but not limited to our clinical trials and other product development activities, healthcare systems and the global economy as a whole.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and per share data)

(Unaudited)

	As of
	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$153,816	$136,521
Marketable securities	673,171	755,509
Prepaid expenses and other current assets	13,795	13,621
Total current assets	840,782	905,651
Marketable securities	36,048	58,126
Property and equipment, net	27,006	27,467
Operating lease assets	21,434	21,820
Restricted cash	1,867	1,867
Other long-term assets	3,208	2,891
Total assets	$930,345	$1,017,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,315	$10,061
Accrued expenses and other current liabilities	52,614	59,604
Operating lease liabilities, current portion	3,028	2,899
Total current liabilities	62,957	72,564
Operating lease liabilities, net of current portion	30,381	31,190
Financing liability, related party (Notes 5 and 7)	34,668	28,674
Financing liability (Notes 5 and 7)	34,668	28,674
2027 convertible senior notes, net (Note 6)	335,962	335,482
Total liabilities	498,636	496,584
Commitments and contingencies (Notes 13 and 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value: 500,000,000 shares authorized; 156,760,109 and 156,502,285 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	16	16
Additional paid-in capital	1,500,046	1,485,880
Accumulated other comprehensive income (loss)	3,688	3,097
Accumulated deficit	(1,072,041)	(967,755)
Total stockholders’ equity	431,709	521,238
Total liabilities and stockholders’ equity	$930,345	$1,017,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share amounts and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$78,181	$55,023
General and administrative	21,370	17,507
Total operating expenses	99,551	72,530
Loss from operations	(99,551)	(72,530)
Interest income (expense), net	6,440	295
Other income (expense), net	(11,090)	3,941
Loss before income taxes	(104,201)	(68,294)
Income tax benefit (provision), net	(85)	—
Net loss	$(104,286)	$(68,294)
Net loss per share, basic and diluted	$(0.67)	$(0.46)
Weighted-average shares used in calculating net loss per share, basic and diluted	156,648,365	147,984,926

Comprehensive loss:
Net loss	$(104,286)	$(68,294)
Other comprehensive income (loss):
Changes in fair value attributable to instrument-specific credit risk	(906)	1,276
Unrealized gains (losses) on securities available-for-sale	1,497	(1,624)
Total other comprehensive income (loss)	591	(348)
Comprehensive loss	$(103,695)	$(68,642)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2022	156,502,285	$16	$1,485,880	$3,097	$(967,755)	$521,238
Issuance of common stock under equity incentive plans related to exercise of options	257,824	—	1,574	—	—	1,574
Equity-based compensation expense	—	—	12,592	—	—	12,592
Other comprehensive income	—	—	—	591	—	591
Net loss	—	—	—	—	(104,286)	(104,286)
Balance at March 31, 2023	156,760,109	$16	$1,500,046	$3,688	$(1,072,041)	$431,709

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

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(104,286)	$(68,294)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,321	1,118
Adjustments to operating lease expense	(280)	(236)
Equity-based compensation	12,592	8,558
Change in fair value of financing liabilities	11,082	(3,940)
Non-cash interest expense	480	—
Amortization of premiums and accretion of discounts on marketable securities	(5,206)	553
Other non-cash items	(8)	—
Changes in operating assets and liabilities, net:
Prepaid expenses and other current assets	(147)	1,811
Other assets	(440)	(106)
Accounts payable	(2,768)	(2,499)
Accrued expenses and other liabilities	(7,263)	(4,613)
Net cash flows used in operating activities	(94,923)	(67,648)
Cash flows from investing activities:
Purchases of marketable securities	(187,631)	(60,242)
Maturities and redemptions of marketable securities	298,750	23,897
Purchases of property and equipment	(336)	(2,197)
Net cash flows provided by (used in) investing activities	110,783	(38,542)
Cash flows from financing activities:
Proceeds from the exercise of stock options	1,574	2,854
Deferred costs related to financing activities	(139)	(251)
Net cash flows provided by financing activities	1,435	2,603
Net increase (decrease) in cash, cash equivalents and restricted cash	17,295	(103,587)
Cash, cash equivalents and restricted cash, beginning of the period	138,388	197,218
Cash, cash equivalents and restricted cash, end of the period	$155,683	$93,631
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$153,816	$91,764
Restricted cash	1,867	1,867
Total cash, cash equivalents and restricted cash	$155,683	$93,631
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,289	$—
Supplemental cash flow disclosures from non-cash investing and financing activities:
Fixed asset additions included in accounts payable and other current liabilities	$779	$731

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

We are a clinical-stage biopharmaceutical company pursuing a targeted approach to neuroscience that combines a deep understanding of disease-related biology and neurocircuitry of the brain with advanced chemistry and central nervous system (CNS) target receptor selective pharmacology to discover and design new therapies. We seek to transform the lives of patients through the development of new therapies for neuroscience diseases, including schizophrenia, Alzheimer's disease psychosis, epilepsy, panic disorder and Parkinson’s disease. We are advancing our extensive and diverse pipeline with numerous clinical trials underway or planned, including three ongoing Phase 3 trials and an open-label extension trial for tavapadon in Parkinson's, two ongoing Phase 2 trials and an open-label extension trial for emraclidine in schizophrenia, an ongoing Phase 2 proof-of-concept trial and an open-label extension trial for darigabat in focal epilepsy and a planned Phase 2 proof-of-concept trial for darigabat in panic disorder.

For additional information on our formation, please read Note 1, Nature of Operations, to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 (our Annual Report).

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

Our unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred significant operating losses since our inception and, as of March 31, 2023, had not yet generated revenues. In addition, we anticipate that our expenses will increase significantly in connection with our ongoing activities to support our research, discovery and clinical development efforts and we expect to continue to incur significant expenses and operating losses for the foreseeable future.

We have funded our operations primarily with the net proceeds received from the issuance of preferred stock, common stock and convertible senior notes, net proceeds from the consummation of our Business Combination (as defined in Note 15, Related Parties, to these unaudited condensed consolidated financial statements), and our Funding Agreements (as defined in Note 5, Financing Liabilities, to these unaudited condensed consolidated financial statements). We believe that our available cash, cash equivalent and marketable securities as of March 31, 2023, will enable us to fund our operating expense and capital expenditure requirements through at least 12 months from the issuance date of these financial statements.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of the company and its subsidiaries, Cerevel Therapeutics, Inc., Cerevel Therapeutics, LLC and Cerevel MA Securities Corp., after elimination of all intercompany accounts and transactions. The accompanying unaudited condensed consolidated financial statements and notes hereto have been prepared in conformity with the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) as set forth in the Financial Accounting Standards Board’s (FASB) accounting standards codification. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the FASB.

In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three months ended March 31, 2023 and 2022, are not necessarily indicative of the results for the entire fiscal year or any other period. Our unaudited condensed consolidated financial statements for the three months ended March 31, 2023 and 2022, have been prepared on the same basis as and should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, the fair value of our financing liabilities, the fair value of stock options, the accrual for research and development expense and the recoverability of our net deferred tax assets and the related valuation allowance. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances change. Actual results could differ materially from those estimates.

Restricted Cash

In connection with our entering into the lease agreement for our headquarters in Cambridge, MA, in July 2019, we were required to provide a security deposit in the form of a letter of credit. We have classified this amount as restricted cash in our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.

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

Under the terms of the Funding Agreements, we will receive up to $62.5 million in funding from each of NovaQuest and Bain, for a combined total of up to $125.0 million in funding (the Total Funding Commitment), of which approximately $31.1 million (25% of the Total Funding Commitment, net of $0.2 million of fees incurred by Bain and NovaQuest) was received in April 2021, $37.5 million (30% of the Total Funding Commitment) was received in April 2022, $31.3 million (25% of the Total Funding Commitment) was received in April 2023 and $25.0 million (20% of the Total Funding Commitment) is expected to be received in April 2024, subject to certain customary funding conditions.

In return, we agreed to pay NovaQuest and Bain significant regulatory milestone, sales milestone and royalty payments upon approval of tavapadon by the FDA that collectively will not exceed $531.3 million. In addition, we have the option to satisfy our payment obligations to NovaQuest and Bain upon the earlier of FDA approval or May 1, 2025, by paying an amount equal to the Total Funding Commitment multiplied by an initial factor of 3.00x. This factor will increase ratably over time up to a maximum of 4.25x, less amounts previously paid to NovaQuest and Bain.

We determined that each funding agreement represents a financial instrument that is considered to be a debt host containing embedded redemption features due to certain contingencies related to repayment. We elected to account for the Funding Agreements in accordance with the fair value option as permitted under ASC 825, Financial Instruments.

As of March 31, 2023 and December 31, 2022, the estimated fair value of the financing liability related to potential amounts payable to Bain under the Bain Funding Agreement, which is reflected in our condensed consolidated balance sheets as financing liability, related party, totaled approximately $34.7 million and $28.7 million, respectively. As of March 31, 2023 and December 31, 2022, the estimated fair value of the financing liability related to potential amounts payable to NovaQuest under the NovaQuest Funding Agreement, which is reflected in our condensed consolidated balance sheets as financing liability, totaled approximately $34.7 million and $28.7 million, respectively.

Changes in estimated fair value of the financing liabilities in our unaudited condensed consolidated statements of operations and comprehensive loss are summarized as follows:

	For the Three Months Ended March 31,
(In thousands)	2023	2022
Financing liability, related party
Change in fair value recognized in other (income) expense, net	$5,541	$(1,970)
Change in fair value attributable to instrument-specific credit risk recognized in other comprehensive (income) loss	453	(638)
Financing liability
Change in fair value recognized in other (income) expense, net	$5,541	$(1,970)
Change in fair value attributable to instrument-specific credit risk recognized in other comprehensive (income) loss	453	(638)

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

6. 2027 Convertible Senior Notes

In August 2022, we completed the offering of $345.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2027 (the 2027 Notes). The aggregate net proceeds from the 2027 Notes offering totaled approximately $334.8 million, after deducting the initial purchasers' discounts of $9.5 million and other offering expenses of approximately $0.7 million. We accounted for the debt issuance costs as a debt discount for accounting purposes, which was recorded as a reduction in the carrying value of the debt in our unaudited condensed consolidated balance sheet and is being amortized to interest expense using the effective interest method over the expected life of the 2027 Notes, or approximately their five-year term.

The 2027 Notes accrue interest at a rate of 2.50% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2023. As of March 31, 2023 and December 31, 2022, accrued interest on the 2027 Notes of $1.1 million and $3.2 million was included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

The 2027 Notes mature on August 15, 2027, unless earlier converted, redeemed or repurchased. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, subject to terms and conditions provided in the indenture between us and U.S. Bank Trust Company, National Association, as trustee (the Indenture).

Holders of 2027 Notes may convert all or any portion of their Notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2027, only in the following circumstances: (i) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of our common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any 10 consecutive trading day period (the Measurement Period) in which the trading price per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (iii) upon the occurrence of certain corporate events or distributions on our common stock, as defined in the Indenture; and (iv) if we call the 2027 Notes for redemption.

From and after May 15, 2027, noteholders may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The initial conversion rate is 21.5633 shares of common stock per $1,000 principal amount of the 2027 Notes, which represents an initial conversion price of approximately $46.38 per share of common stock, or a total of approximately 7,439,338 shares. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events outlined within the Indenture. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

We may not redeem the 2027 Notes at any time before August 20, 2025, and no sinking fund is required to be provided for the 2027 Notes. The 2027 Notes will be redeemable, in whole or in part (subject to certain limitations), at our option at any time, on or after August 20, 2025, and on or before the 50th scheduled trading day immediately before the maturity date, under certain circumstances defined within the Indenture.

The net carrying amount of the 2027 Notes included in our condensed consolidated balance sheets consisted of the following:

	As of
(In thousands)	March 31, 2023	December 31, 2022
Principal amount	$345,000	$345,000
Unamortized debt discount	(9,038)	(9,518)
Net carrying amount	$335,962	$335,482

The following table sets forth the total interest expense related to the 2027 Notes recognized in interest income (expense), net in our unaudited condensed consolidated statements of operations and comprehensive loss for the periods presented:

	For the Three Months Ended March 31,
(In thousands)	2023	2022
Contractual interest expense	$2,156	$—
Amortization of debt issuance costs	480	—
Total interest expense	$2,636	$—
Effective interest rate	3.1%	—

Future minimum payments under the 2027 Notes as of March 31, 2023, are as follows (in thousands):

Fiscal year ended December 31, 2023(1)	4,312
Fiscal year ended December 31, 2024	8,625
Fiscal year ended December 31, 2025	8,625
Fiscal year ended December 31, 2026	8,625
Fiscal year ended December 31, 2027	353,625
Thereafter	—
Total future payments	$383,812
Less: amounts representing interest	(38,812)
Total principal amount	$345,000

(1) For the nine months ended December 31, 2023.

For additional information related to our 2027 Convertible Senior Notes, please read Note 9, 2027 Convertible Senior Notes, to our audited consolidated financial statements included in our Annual Report.

7. Fair Value Measurements

The tables below present information about our assets and liabilities that are measured and carried at fair value on a recurring basis and indicate the level within the fair value hierarchy we utilized to determine such fair values:

As of March 31, 2023 (In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents
Money market funds	$133,866	$—	$—	$133,866
Commercial paper	—	19,950	—	19,950
Marketable securities (current)
U.S. government treasuries	17,909	—	—	17,909
U.S. government agencies	—	230,658	—	230,658
Corporate debt securities	—	9,477	—	9,477
Commercial paper	—	415,127	—	415,127
Marketable securities (non-current)
U.S. government agencies	—	36,048	—	36,048
Restricted cash
Money market funds	1,867	—	—	1,867
Total assets	$153,642	$711,260	$—	$864,902
Liabilities:
Financing liability, related party	$—	$—	$34,668	$34,668
Financing liability	—	—	34,668	34,668
Total liabilities	$—	$—	$69,336	$69,336

As of December 31, 2022 (In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents
Money market funds	$136,521	$—	$—	$136,521
Marketable securities (current)
U.S. government treasuries	103,238	—	—	103,238
U.S. government agencies	—	165,555	—	165,555
Corporate debt securities	—	9,416	—	9,416
Commercial paper	—	477,300	—	477,300
Marketable securities (non-current)
U.S. government agencies	—	58,126	—	58,126
Restricted cash
Money market funds	1,867	—	—	1,867
Total assets	$241,626	$710,397	$—	$952,023
Liabilities:
Financing liability, related party	$—	$—	$28,674	$28,674
Financing liability	—	—	28,674	28,674
Total liabilities	$—	$—	$57,348	$57,348

There have been no changes in valuation techniques, inputs utilized or transfers between fair measurement levels in the periods presented. The fair value of our Level 2 instruments were determined using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly. We validate the prices provided by our third-party pricing services by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of March 31, 2023 and December 31, 2022.

The carrying amounts reflected in our condensed consolidated balance sheets for our cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term nature of these assets and liabilities. As of March 31, 2023, our financing liabilities represented our only Level 3 assets or liabilities carried at fair market value. Changes in the fair value remeasurement of our financing liabilities can result from changes in one or multiple inputs, including adjustments to discount rates, changes in the expected achievement or timing of any sales-based, development or regulatory milestones, changes in the amount or timing of expected net cash flows, changes in the probability or timing of certain clinical events and changes in the assumed probability or timing associated with regulatory approval. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.

Marketable Securities

The estimated fair value and amortized cost of our available-for-sale marketable debt securities, by contractual maturity and security type, are summarized as follows:

As of March 31, 2023 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less
U.S. government treasuries	$17,970	$—	$(61)	$17,909
U.S. government agencies	231,391	37	(770)	230,658
Corporate debt securities	9,485	—	(8)	9,477
Commercial paper	415,820	26	(719)	415,127
Due after one year through two years
U.S. government agencies	35,986	62	—	36,048
Total marketable securities	$710,652	$125	$(1,558)	$709,219

As of December 31, 2022 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less
U.S. government treasuries	$103,800	$—	$(562)	$103,238
U.S. government agencies	166,327	15	(787)	165,555
Corporate debt securities	9,454	—	(38)	9,416
Commercial paper	478,657	71	(1,428)	477,300
Due after one year through two years
U.S. government agencies	58,327	7	(208)	58,126
Total marketable securities	$816,565	$93	$(3,023)	$813,635

We had no realized gains or losses recognized on the sale or maturity of marketable securities during the three months ended March 31, 2023 and 2022. To date, we have not recognized any allowances for credit losses or impairments in relation to our available-for-sale marketable securities as these marketable securities are comprised of high credit quality, investment grade securities that we do not intend or expect to be required to sell prior to their anticipated recovery, and the decline in fair value of these securities is attributable to factors other than credit losses. All marketable securities with unrealized losses presented in the previous tables have been in a continuous unrealized loss position for less than 12 months or the loss is not material. Based on our evaluation, we determined credit losses related to marketable securities were immaterial for the three months ended March 31, 2023.

The weighted average maturity of our marketable securities as of both March 31, 2023 and December 31, 2022 was approximately five months.

Financing Liabilities

Upon execution of the Funding Agreements, we determined that the agreements qualified for election under the fair value option and initially measured the financial instruments at their issue-date estimated fair value. We revalue the related financial liabilities on a recurring basis at each reporting period.

As of March 31, 2023, the financing liability, related party and financing liability each totaled approximately $34.7 million. We determined their respective estimated fair values using a Monte Carlo simulation model under the income approach determined by using probability assessments of the expected future cash receipts and expected future cash payments and a discount rate of approximately 10.0% as of March 31, 2023 and December 31, 2022. The probability assessments of the expected future cash receipts and expected future payments and the timing of expected future repayments are based on significant inputs that are not observable in the market and are subject to remeasurement at each reporting date.

The following table provides a rollforward of the estimated fair value associated with our combined total financing liabilities:

For the Three Months Ended March 31,
(In thousands)	2023
Beginning balance, total financing liabilities	$57,348
Funding commitment received	—
Change in fair value recognized in other (income) expense, net	11,082
Change in fair value attributable to instrument-specific credit risk recognized in other comprehensive (income) loss	906
Ending balance, total financing liabilities	$69,336

For additional information related to the fair value of our financing liability and financing liability, related party, please read Note 5, Financing Liabilities, to these unaudited condensed consolidated financial statements.

2027 Convertible Senior Notes

The fair value of the 2027 Notes, which were issued in August 2022, may differ from the carrying value. The fair value is determined utilizing prices for the 2027 Notes observed in market trading. As the market for the trading of the 2027 Notes is not considered to be an active market, the estimate of fair value is considered a Level 2 measurement. As of March 31, 2023, the estimated fair value of the 2027 Notes, which have an aggregate carrying value of $336.0 million, was $289.4 million.

For additional information related to the 2027 Notes, please read Note 6, 2027 Convertible Senior Notes, to these unaudited condensed consolidated financial statements.

8. Financial Statement Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
(In thousands)	March 31, 2023	December 31, 2022
Prepaid clinical trial services	$2,551	$2,872
Prepaid research and development expenses	1,592	1,228
Prepaid insurance	2,171	2,460
Other prepaid expenses	2,912	3,556
Interest receivable	3,202	2,046
Other	1,367	1,459
Prepaid expenses and other current assets	$13,795	$13,621

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
(In thousands)	March 31, 2023	December 31, 2022
Computer equipment and software	$1,009	$996
Furniture and fixtures	459	459
Laboratory equipment	9,886	9,489
Leasehold improvements	23,461	23,461
Construction in progress	705	321
Less: Accumulated depreciation	(8,514)	(7,259)
Property and equipment, net	$27,006	$27,467

Other Long-Term Assets

Other long-term assets consisted of the following:

	As of
(In thousands)	March 31, 2023	December 31, 2022
Other prepaid expenses, net of current portion	$1,932	$1,792
Deferred expenses associated with financing activities	287	286
Other	989	813
Other long-term assets	$3,208	$2,891

As of March 31, 2023 and December 31, 2022, other prepaid expenses, net of current portion, primarily consisted of deposits paid under certain contract research organization agreements that will be held until the completion of the related clinical trials that are anticipated to end more than 12 months from the balance sheet date.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
(In thousands)	March 31, 2023	December 31, 2022
Accrued external research and development services	$41,397	$33,967
Accrued compensation and personnel costs	6,377	19,057
Accrued property and equipment	439	40
Accrued professional fees and consulting services	2,365	2,187
Accrued interest	1,078	3,210
Other	958	1,143
Accrued expenses and other current liabilities	$52,614	$59,604

Interest Income (Expense), net

Interest income (expense), net consisted of the following:

	For the Three Months Ended March 31,
(In thousands)	2023	2022
Interest income, net	$9,076	$295
Interest expense	(2,636)	—
Interest income (expense), net	$6,440	$295

Other Income (Expense), net

Other income (expense), net consisted of the following:

	For the Three Months Ended March 31,
(In thousands)	2023	2022
Gain (loss) on fair value remeasurement of financing liability, related party	$(5,541)	$1,970
Gain (loss) on fair value remeasurement of financing liability	(5,541)	1,970
Other, net	(8)	1
Other income (expense), net	$(11,090)	$3,941

9. Stockholders’ Equity

Preferred Stock

Pursuant to the terms of our certificate of incorporation, we have 10,000,000 authorized shares of preferred stock, par value $0.0001 per share, all of which shares of preferred stock are undesignated. Our board of directors or any authorized committee thereof is expressly authorized, without further action by our stockholders, to issue such shares of preferred stock from time to time on terms it may determine, to divide shares of preferred stock into one or more series and to fix the designations, preferences, privileges and restrictions of preferred stock. There were no issued and outstanding shares of preferred stock as of March 31, 2023 and December 31, 2022.

Common Stock

Pursuant to the terms of our certificate of incorporation, we have 500,000,000 authorized shares of common stock, par value $0.0001 per share. There were 156,760,109 and 156,502,285 shares of common stock issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.

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

ATM Program

In November 2021, we entered into an open market sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $250.0 million of our common stock from time-to-time in “at-the-market” offerings (the ATM Program). As of March 31, 2023 and December 31, 2022, no sales had been made pursuant to the ATM Program.

10. Equity-Based Compensation

Equity-based Compensation Expense

The following table summarizes equity-based compensation expense included in our unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended March 31,
(In thousands)	2023	2022
Research and development	$6,339	$4,006
General and administrative	6,253	4,552
Total equity-based compensation expense included in total operating expense	$12,592	$8,558

The following table summarizes equity-based compensation expense by award type included in our unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended March 31,
(In thousands)	2023	2022
Stock options	$11,663	$8,359
Restricted stock units	703	9
Employee stock purchase plan	226	190
Total equity-based compensation expense included in total operating expense	$12,592	$8,558

Stock Options

Stock options granted during the three months ended March 31, 2023 and 2022 had a weighted average grant-date fair value of $26.21 and $23.62, respectively. The weighted-average assumptions that we used to determine the fair value of stock options granted to employees are summarized as follows:

	For the Three Months Ended March 31,
	2023	2022
Risk free interest rate	3.76%	1.85%
Expected term (in years)	6.08	6.08
Expected volatility	90.5%	96.2%
Expected dividend yield	0.0%	0.0%

As of March 31, 2023, total unrecognized equity-based compensation expense relating to stock options was $132.2 million. This amount is expected to be recognized over a weighted average period of 3.0 years.

The following table summarizes our stock option activity for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	17,178,861	$13.59	7.55	$309.9
Granted	2,015,264	$34.29
Exercised	(257,824)	$6.10
Forfeited, canceled or expired	(517,077)	$21.38
Outstanding at March 31, 2023	18,419,224	$15.74	7.49	$199.0
Options vested and expected to vest as of March 31, 2023	18,419,224	$15.74	7.49	$199.0
Options exercisable as of March 31, 2023	10,619,438	$9.70	6.62	$161.3

The aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of in-the-money options. Our closing stock price as reported on the Nasdaq Stock Market on March 31, 2023 was $24.39.

Stock options granted during the three months ended March 31, 2023 include our annual long-term incentive awards, which were granted in February 2023.

Restricted Stock Units

The following table summarizes our restricted stock activity as follows:

	Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2022	18,932	$26.41
Granted	570,922	34.38
Vested	—	—
Forfeited	(30,737)	34.41
Non-vested at March 31, 2023	559,117	$34.11

As of March 31, 2023, total unrecognized equity-based compensation expense relating to restricted stock unit awards was $18.3 million, which is expected to be recognized over a weighted average period of 3.8 years.

11. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share:

	For the Three Months Ended March 31,
(In thousands, except share amounts and per share data)	2023	2022
Numerator:
Net loss	$(104,286)	$(68,294)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	156,648,365	147,984,926
Net loss per share, basic and diluted	$(0.67)	$(0.46)

Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of all potential dilutive securities would have been anti-dilutive. The shares in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of
	March 31, 2023	March 31, 2022
Stock options outstanding	18,419,224	17,901,741
Restricted stock units outstanding	559,117	14,270
ESPP shares issuable	32,410	14,889
Common stock issuable upon conversion of the 2027 Notes	7,439,338	—
Total	26,450,089	17,930,900

12. Income Taxes

For the three months ended March 31, 2023 and 2022, we did not record income tax benefits for net operating losses incurred or for the research and development tax credits generated in each period due to the uncertainty of realizing a benefit from those items. Our tax provision and the resulting effective tax rate for interim periods is determined based upon our estimated annual effective tax rate, adjusted for the effect of discrete items arising during the interim quarterly period. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarterly period, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarterly period, we update our estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter.

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We have considered our history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies, and have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of March 31, 2023 and December 31, 2022, we have recorded a full valuation allowance against our net deferred tax assets.

13. Legal Proceedings

We, from time to time, may be subject to various legal proceedings and claims that may arise in the ordinary course of business. We were not subject to any material legal proceedings as of March 31, 2023, and, to the best of our knowledge, no material legal proceedings are currently pending or threatened.

14. Commitments and Contingencies

As of March 31, 2023, we have several ongoing clinical studies in various clinical trial stages. Our most significant contracts relate to agreements with CROs for clinical trials and preclinical studies and CMOs for the manufacturing of drug substance, which we enter into in the normal course of business. The contracts with CROs and CMOs are generally cancellable, with notice, at our option.

Guarantees and Indemnification Obligations

We enter into standard indemnification obligations in the ordinary course of business. Pursuant to these obligations, we indemnify and agree to reimburse the indemnified party for certain losses and costs incurred by the indemnified party. The term of these indemnification obligations is generally perpetual after execution of the agreement. In addition, we have entered into indemnification obligations with members of our board of directors and our executive officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. To date, we have not incurred any losses or any material costs related to these indemnification obligations and no claims with respect thereto were outstanding. We do not believe that the outcome of any claims under indemnification arrangements will have a material effect on our financial position, results of operations and cash flows, and we have not accrued any liabilities related to such obligations in our condensed consolidated financial statements as of March 31, 2023 and December 31, 2022.

15. Related Parties

As of March 31, 2023 and December 31, 2022, Pfizer held 27,349,211 shares of our common stock and had nominated two members to our board of directors. For information related to our license agreement with Pfizer, please read Note 4, Pfizer License Agreement, to these unaudited condensed consolidated financial statements.

As of March 31, 2023 and December 31, 2022, Bain Investor held 60,632,356 shares of our common stock and had nominated four members to our board of directors.

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

Funding Agreement

In April 2021, we entered into a funding agreement with Bain, pursuant to which Bain will provide up to $62.5 million in funding (the Bain Funding Commitment) to support our development of tavapadon for the treatment of Parkinson’s disease over four years, of which approximately $15.5 million (25% of the Bain Funding Commitment, net of $0.1 million of fees incurred by Bain) was received in April 2021, approximately $18.8 million (30% of the Bain Funding Commitment) was received in April 2022 and approximately $15.6 million (25% of the Bain Funding Commitment) was received in April 2023. For additional information related to our funding agreement with Bain, please read Note 5, Financing Liabilities, to these unaudited condensed consolidated financial statements.

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

For additional information related to the Business Combination, please read Note 3, Business Combination, to our audited consolidated financial statements included in our Annual Report.

16. Subsequent Events

We have completed an evaluation of all subsequent events after the unaudited balance sheet date of March 31, 2023, through May 3, 2023, the issuance date of these financial statements, to ensure that these unaudited condensed consolidated financial statements include appropriate disclosure of material events both recognized in these unaudited condensed consolidated financial statements as of March 31, 2023, and material events which occurred subsequently but were not recognized in these unaudited condensed consolidated financial statements. We have concluded that no such subsequent events other than the following have occurred that require disclosure:

Funding Agreement Receipts

Pursuant to the Funding Agreements, we received $31.3 million (25% of the Total Funding Commitment) in April 2023. For additional information related to our Funding Agreements, please read Note 5, Financing Liabilities, to these unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report, and the audited consolidated financial statements and accompanying notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2022, or our Annual Report. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the material and other risks that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Overview

Introduction

We are a clinical-stage biopharmaceutical company pursuing a targeted approach to neuroscience that combines a deep understanding of disease-related biology and neurocircuitry of the brain with advanced chemistry and central nervous system, or CNS, target receptor selective pharmacology to discover and design new therapies. We seek to transform the lives of patients through the development of new therapies for neuroscience diseases, including schizophrenia, Alzheimer's disease psychosis, epilepsy, panic disorder and Parkinson’s disease. We are advancing our extensive and diverse pipeline with numerous clinical trials underway or planned, including three ongoing Phase 3 trials and an open-label extension trial for tavapadon in Parkinson's, two ongoing Phase 2 trials and an open-label extension trial for emraclidine in schizophrenia, an ongoing Phase 2 proof-of-concept trial and an open-label extension trial for darigabat in focal epilepsy and a planned Phase 2 proof-of-concept trial for darigabat in panic disorder. See “—Our Pipeline” below. We have built a highly experienced team of senior leaders and neuroscience drug developers who combine a nimble, results-driven biotech mindset with the proven expertise of large pharmaceutical company experience and capabilities in drug discovery and development.

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
Ph. 2 Data 1H 2024
M4 PAM
Emraclidine
Alzheimer's Disease Psychosis
Fast Track Designation
Ph. 1 Data
Darigabat
Epilepsy
Ph. 2 Data Mid-Year 2024
GABAA α2/3/5 PAM
Darigabat
Panic Disorder
Ph. 2 Initiation Q2 2023
Tavapadon
Monotherapy (Early-Stage) Parkinson's
Ph. 3 Data 2H 2024
D1/D5 Strong Partial Agonist
Tavapadon (adjunct with L-Dopa)
Adjunctive (Late-Stage) Parkinson's
Ph. 3 Data 1H 2024
CVL-871
Dementia-Related Apathy
Fast Track Designation
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

2.
Darigabat is a PAM that selectively targets the alpha-2/3/5 subunits of the GABAA receptor. In the second half of 2020, we initiated a Phase 2 proof-of-concept trial, known as REALIZE, in patients with drug-resistant focal onset seizures, or focal epilepsy. Data from the REALIZE trial are expected mid-year 2024.

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

3.
Tavapadon is a selective dopamine D1/D5 receptor partial agonist that we are developing for the treatment of Parkinson’s disease. We initiated a registration-directed Phase 3 program for tavapadon beginning in January 2020, which includes two trials as monotherapy in early-stage Parkinson’s, known as TEMPO-1 and TEMPO-2, one trial as adjunctive therapy in late-stage Parkinson’s, known as TEMPO-3, and an open-label extension trial, known as TEMPO-4. Data are expected from the TEMPO-3 trial in the first half of 2024 and the TEMPO-1 and TEMPO-2 trials in the second half of 2024.
4.
CVL-871 is a selective dopamine D1/D5 receptor partial agonist specifically designed to achieve a modest level of partial agonism, which we believe may be useful in modulating the complex neural networks that govern cognition, motivation and apathy behaviors in neurodegenerative diseases. In the second quarter of 2021, the FDA granted Fast Track Designation for CVL-871 for the treatment of dementia-related apathy. We are conducting a Phase 2a exploratory trial in dementia-related apathy. Data are expected from this Phase 2a exploratory trial in the second half of 2024.

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

Our Other Programs

In addition to the lead programs described above, we plan to further characterize and appropriately advance our early clinical and preclinical pipeline across multiple potential neuroscience indications. Our other programs include:

•
CVL-354, our selective kappa opioid receptor antagonist, or KORA, for the treatment of major depressive disorder, or MDD, and substance use disorder, for which we initiated a Phase 1 PET receptor occupancy trial in healthy volunteers in March 2023;
•
our selective PDE4 inhibitor (PDE4D-sparing) program for the treatment of psychiatric, neuroinflammatory and other disorders; and
•
our selective M4 agonist program for the treatment of psychiatric and neurological indications;

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

Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as global supply chain disruptions, global trade disputes and/or political instability. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Additionally, rising inflation rates may affect us by increasing operating expenses, such as employee-related costs and clinical trial expenses, and as a result negatively impacting our results of operations.

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

In the future, we will require additional capital to meet operational needs and capital requirements. We are eligible to receive up to $125.0 million pursuant to the Funding Agreements (as defined herein), of which approximately $31.1 million (net of $0.2 million of fees), $37.5 million and $31.3 million was received in April 2021, April 2022 and April 2023, respectively, and $25.0 million is expected to be received in April 2024, subject to certain customary funding conditions. Except for this source of funding, we do not have any committed external source of liquidity. Until such time, if ever, as we can generate substantial product revenue, we will need substantial additional funding to support our continuing operations and pursue our growth strategy, and we may finance our operations through a combination of additional private or public equity offerings, debt financings, collaborations, strategic alliances, marketing, distribution or licensing arrangements with third parties or through other sources of financing. We intend to consider opportunities to raise additional funds through the sale of equity or debt securities when market conditions are favorable for us to do so. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. However, the trading prices for our common stock and for other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. Similarly, adverse market or macroeconomic conditions or market volatility resulting from global economic developments, political unrest, high inflation, the post-COVID environment or other factors, could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms, or at all. To the extent that we raise additional capital through the sale of private or public equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, obtain funds through arrangement with collaborators on terms unfavorable to us or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of our stockholders.

We have incurred significant operating losses since our inception and, as of March 31, 2023, we had not yet generated revenues. We have funded our operations primarily with the net proceeds received from the issuance of preferred stock, common stock and convertible senior notes, net proceeds from the consummation of our Business Combination (as defined herein) and our Funding Agreements.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of gains (losses) on the fair value remeasurement of our financing liabilities. Other income (expense), net also reflects amounts for other miscellaneous income and expense unrelated to our core operations.

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

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements or our tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2023, we continue to maintain a full valuation allowance against all of our deferred tax assets based on our evaluation of all available evidence.

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

Results of Operations

The following table summarizes our results of operations:

	For the Three Months Ended March 31,
(In thousands)	2023	2022	Change
Operating expenses:
Research and development	$78,181	$55,023	42%
General and administrative	21,370	17,507	22%
Total operating expenses	99,551	72,530	37%
Loss from operations	(99,551)	(72,530)	37%
Interest income (expense), net	6,440	295	2083%
Other income (expense), net	(11,090)	3,941	(381)%
Loss before income taxes	(104,201)	(68,294)	53%
Income tax benefit (provision), net	(85)	—	**
Net loss	$(104,286)	$(68,294)	53%

** – Not meaningful

Research and Development

The following table summarizes the components of research and development expense:

	For the Three Months Ended March 31,
(In thousands)	2023	2022	Change
Tavapadon	$14,479	$12,449	16%
Emraclidine	21,971	9,673	127%
Darigabat	5,547	5,411	3%
CVL-871	944	880	7%
Other research and development programs	5,093	5,966	(15)%
Unallocated	5,678	4,427	28%
Personnel costs	18,130	12,211	48%
Equity-based compensation	6,339	4,006	58%
Total research and development	$78,181	$55,023	42%

For the three months ended March 31, 2023, compared to the same period in 2022, the increase in research and development expense primarily reflects increased spending associated with our emraclidine program as well as an increase in personnel costs and equity-based compensation. The increase in costs associated with our emraclidine program was due to the advancement of our two ongoing Phase 2 trials and an open-label extension trial for emraclidine in schizophrenia as well as our Phase 1 trial of emraclidine to support future development in Alzheimer's disease psychosis, partially offset by a reduction in costs associated with our emraclidine ambulatory blood monitoring trial that was completed in December 2022. The increase in personnel costs and equity-based compensation reflects the continued growth of our workforce as we expand capabilities to advance our pipeline.

For the three months ended March 31, 2023 and 2022, expense associated with other research and development programs was reduced by $0.1 million and $0.9 million, respectively, related to the reimbursement of certain research and development costs received from the National Institute of Drug Abuse, or NIDA.

General and Administrative

	For the Three Months Ended March 31,
(In thousands)	2023	2022	Change
General and administrative	$21,370	$17,507	22%

For the three months ended March 31, 2023, compared to the same period in 2022, the increase in general and administrative expense was primarily due to higher personnel costs, including equity-based compensation.

Interest Income (Expense), Net

	For the Three Months Ended March 31,
(In thousands)	2023	2022	Change
Interest income, net	$9,076	$295	2977%
Interest expense	(2,636)	—	**
Total interest income (expense), net	$6,440	$295	2083	%

Interest income, net primarily consists of interest earned on our cash, cash equivalents, marketable securities and restricted cash. For the three months ended March 31, 2023, compared to the same period in 2022, the increase in interest income, net, reflects a higher average comparable cash, cash equivalent and marketable security balance and higher returns earned on our marketable securities.

Interest expense consists of interest accrued on the principal balance of the 2027 Notes issued in August 2022 and the amortization of debt issuance costs. For additional information related to the 2027 Notes, please read Note 6, 2027 Convertible Senior Notes, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Other Income (Expense), Net

The following table summarizes the components of other income (expense), net:

	For the Three Months Ended March 31,
(In thousands)	2023	2022	Change
Gain (loss) on fair value remeasurement of financing liability, related party	$(5,541)	$1,970	(381)%
Gain (loss) on fair value remeasurement of financing liability	(5,541)	1,970	(381)%
Other, net	(8)	1	(900)%
Other income (expense), net	$(11,090)	$3,941	(381)%

For the three months ended March 31, 2023, other income (expense), net primarily reflects net losses recognized on the fair value remeasurement of our financing liabilities associated with the Funding Agreements that were entered into in April 2021. The changes in the fair value remeasurement of our financing liabilities associated with the Funding Agreements were due to the impact of changes in market inputs, such as risk-free rates, and the passage of time.

For the three months ended March 31, 2022, other income (expense), net primarily reflects net gains recognized on the fair value remeasurement of our financing liabilities associated with the Funding Agreements that were entered into in April 2021. The changes in the fair value remeasurement of our financing liabilities associated with the Funding Agreements were primarily due to the impact of adjustments to our discount rates and credit spread, resulting from increases in the risk-free rates, partially offset by the passage of time.

For additional information related to the fair value of our financing liabilities associated with the Funding Agreements, please read Note 5, Financing Liabilities, and Note 7, Fair Value Measurements, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Liquidity and Capital Resources

Sources of Liquidity and Capital

We have incurred significant operating losses since our inception, and we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses totaled $104.3 million and $68.3 million for the three months ended March 31, 2023 and 2022, respectively. We have not yet generated revenues.

Our cash, cash equivalents and marketable securities totaled $863.0 million as of March 31, 2023. Until required for use in our business, we typically invest our cash in money market funds and investment grade short to intermediate-term fixed income securities. We attempt to minimize credit risk related to our cash, cash equivalents and marketable securities by maintaining balances primarily in custodial accounts only with accredited financial institutions and maintaining a well-diversified portfolio that limits the amount of exposure as to institution, maturity, and investment type.

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

In April 2021, we entered into a funding agreement, or the NovaQuest Funding Agreement, with NovaQuest Co-Investment Fund XVI, L.P., or NovaQuest, and a funding agreement, or the Bain Funding Agreement, with BC Pinnacle Holdings, LP, or Bain, pursuant to which NovaQuest and Bain will provide up to $125.0 million in funding, or the Total Funding Commitment, to support our development of tavapadon for the treatment of Parkinson’s disease over four years, of which approximately $31.1 million (25% of the Total Funding Commitment, net of $0.2 million of fees incurred by Bain and NovaQuest) was received in April 2021, $37.5 million (30% of the Total Funding Commitment) was received in April 2022, $31.3 million (25% of the Total Funding Commitment) was received in April 2023 and $25.0 million (20% of the Total Funding Commitment) is expected to be received in April 2024, subject to certain customary funding conditions. We refer to the NovaQuest Funding Agreement and the Bain Funding Agreement, collectively, as the Funding Agreements and NovaQuest and Bain, collectively, as the Funding Investors.

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

In November 2021, we entered into an open market sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $250.0 million of our common stock from time-to-time in “at-the-market” offerings, or the ATM Program. As of March 31, 2023, no sales had been made pursuant to the ATM Program.

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

Working Capital

The following table summarizes our total working capital, defined as current assets less current liabilities:

	As of
(In thousands)	March 31, 2023	December 31, 2022	Change
Current assets	$840,782	$905,651	(7)%
Current liabilities	(62,957)	(72,564)	(13)%
Total working capital	$777,825	$833,087	(7)%

The decrease in working capital at March 31, 2023 from December 31, 2022, reflects a net decrease in total current assets of $64.9 million, partially offset by a net decrease in total current liabilities of $9.6 million.

The net decrease in total current assets was primarily driven by cash used in operations as discussed in further detail below.

The net decrease in current liabilities was primarily due to decreases in accrued expenses and other current liabilities, primarily related to the timing of payments associated with accrued employee compensation and other personnel costs and accrued interest on the 2027 Notes, partially offset by increases in accrued external research and development services.

Cash Flows

The following table summarizes our sources and uses of cash:

	For the Three Months Ended March 31,
(In thousands)	2023	2022	Change
Net cash flows used in operating activities	$(94,923)	$(67,648)	40%
Net cash flows provided by (used in) investing activities	110,783	(38,542)	(387)%
Net cash flows provided by financing activities	1,435	2,603	(45)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$17,295	$(103,587)	(117)%

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
•
changes in operating assets and liabilities reflecting timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations; and
•
changes in the fair value remeasurement of our financing liabilities.

For the three months ended March 31, 2023, cash used in operating activities primarily reflects our net loss for the period of $104.3 million, adjusted for net non-cash adjustments totaling $20.0 million and a net change of $10.6 million in our net operating assets and liabilities. Our non-cash adjustments primarily consisted of $12.6 million of equity-based compensation expense and $11.1 million associated with the change in fair value of financing liabilities associated with the Funding Agreements. The net changes in our operating assets and liabilities primarily reflects decreases in accrued expenses and other liabilities and accounts payable. The net decrease in accrued expenses and other liabilities was primarily related to the timing of payments associated with accrued employee compensation and other personnel costs as well as accrued interest on the 2027 Notes, offset by increases in accruals related to external research and development services.

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

Cash Flows Provided by (Used in) Investing Activities

For the three months ended March 31, 2023, net cash provided by investing activities reflected $298.8 million of maturities and redemptions of marketable securities, partially offset by $187.6 million used for purchases of marketable securities and $0.3 million used for purchases of property and equipment.

For the three months ended March 31, 2022, net cash used in investing activities reflected $60.2 million used for purchases of marketable securities and $2.2 million used for purchases of property and equipment, partially offset by $23.9 million in maturities and redemptions of marketable securities.

Cash Flows Provided by Financing Activities

For the three months ended March 31, 2023, net cash provided by financing activities primarily reflected $1.6 million of proceeds received from the exercise of stock options.

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

Our most significant contracts relate to agreements with CROs for clinical trials and preclinical studies, CMOs and other service providers for operating purposes, which we enter into in the normal course of business. These contracts are generally cancelable at any time by us following a certain period after notice and therefore, we believe that our non-cancelable obligations under these agreements are not material. In addition, we have obligations with respect to potential future royalties payable, contingent development, regulatory and commercial milestone payments and potential amounts related to uncertain tax positions. The timing and amount of such obligations are unknown or uncertain as of March 31, 2023.

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

Funding Agreements

In April 2021, we entered into the Funding Agreements, pursuant to which we will receive a combined total of up to $125.0 million to support our development of tavapadon for the treatment of Parkinson’s disease, of which approximately $31.1 million (25% of the Total Funding Commitment, net of $0.2 million of fees incurred by Bain and NovaQuest) was received in April 2021, $37.5 million (30% of the Total Funding Commitment) was received in April 2022, $31.3 million (25% of the Total Funding Commitment) was received in April 2023 and $25.0 million (20% of the Total Funding Commitment) is expected to be received in April 2024, subject to certain customary funding conditions. In return, we agreed to pay NovaQuest and Bain significant regulatory milestone, sales milestone and royalty payments upon approval of tavapadon by the FDA that collectively will not exceed $531.3 million. In addition, we have the option to satisfy our payment obligations to NovaQuest and Bain upon the earlier of FDA approval or May 1, 2025, by paying an amount equal to the Total Funding Commitment multiplied by an initial factor of 3.00x. This factor will increase ratably over time up to a maximum of 4.25x, less amounts previously paid to NovaQuest and Bain.

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

Contract Research and Manufacturing Organizations

As of March 31, 2023 and December 31, 2022, we recorded accrued expenses of approximately $36.8 million and $30.8 million, respectively, in our condensed consolidated balance sheets for expenditures incurred by CROs and CMOs.

Tax Related Obligations

To date, we have not recognized any reserves related to uncertain tax positions. As of March 31, 2023 and December 31, 2022, we had no accrued interest or penalties related to uncertain tax positions.

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

We had cash, cash equivalents and marketable securities of $863.0 million and $950.2 million as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, these balances consisted of bank deposits, highly liquid money market funds and investment grade short to intermediate-term fixed income securities.

Interest Rate Sensitivity

The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of March 31, 2023, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $3.1 million to our interest rate sensitive instruments. As of December 31, 2022, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $3.6 million to our interest rate sensitive instruments. Fluctuations in interest rates have not been significant for us in any periods presented.

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $104.3 million and $68.3 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had not yet generated revenues. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. For instance, the trading prices for our common stock and for other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. Similarly, adverse market or macroeconomic conditions or market volatility resulting from global economic developments, political unrest, high inflation, the post-COVID environment or other factors, could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms, or at all. To the extent that we raise additional capital through the sale of private or public equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, obtain funds through arrangement with collaborators on terms unfavorable to us or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of our stockholders.

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

The general approach for FDA approval of a new drug is dispositive data from two or more adequate and well-controlled clinical trials of the product candidate in the relevant patient population. Adequate and well-controlled clinical trials typically involve a large number of patients, have significant costs and take years to complete. The FDA or other regulatory authorities may disagree with us about whether a clinical trial is adequate and well-controlled or may request that we conduct additional clinical trials prior to regulatory approval. In addition, there is no assurance that the doses, endpoints and trial designs that we intend to use for our planned clinical trials, including those that we have developed based on feedback from regulatory agencies or those that have been used for the approval of similar drugs, will be acceptable for future approvals. For example, while we have designed our registration-directed Phase 3 program for tavapadon after receiving input and feedback from the FDA, there can be no assurance that the design of our planned clinical trials will be satisfactory to the FDA or that the FDA will not require us to modify our trials or conduct additional testing, or that completing these trials will result in regulatory approval. See the section entitled “Business—Our Lead Programs—Tavapadon—Our Solution–Tavapadon—Ongoing Clinical Trials—TEMPO-1: Phase 3 Fixed-Dose Monotherapy (Early-Stage) Parkinson’s Trial” in our Annual Report for a description of our discussions with the FDA regarding the proposed primary endpoint of our Phase 3 trials of tavapadon as monotherapy in early-stage Parkinson’s. Even if our Phase 3 clinical trials as monotherapy in early-stage Parkinson’s achieve their primary endpoint, there can be no assurance that the FDA will find them sufficient to support approval if, for example, the FDA determines the contribution of the MDS-UPDRS Part II score to the primary endpoint results to be inadequate. Our Phase 2 early-stage Parkinson’s trial of tavapadon did not use the MDS-UPDRS Part II score as a primary endpoint and was therefore not powered to show a statistically significant difference from placebo for this measure. In addition, based on our end-of-Phase 2 meeting with the FDA where we presented single-dose electrocardiogram, or ECG, multiple-dose ECG and a model-based analysis of Phase 1 data, we plan to collect time-matched pharmacokinetic and ECG measures in a subset of patients as a sub-study in our ongoing Phase 3 fixed-dose monotherapy early-stage Parkinson’s trial. However, there can be no assurance that we will not be required to conduct additional testing on the safety and tolerability of tavapadon, including with respect to arrhythmia. Additionally, we are developing CVL-871 for the treatment of dementia-related apathy. There are no currently approved therapies for dementia-related apathy, and we may experience challenges in defining this indication. There are limited precedents for trial design, trial endpoints and regulatory pathway for this indication, which may make clinical development and regulatory approval of CVL-871 more challenging.

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

Business interruptions resulting from the COVID-19 pandemic and the post-COVID environment could cause a disruption of the development of our product candidates and adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. For instance, the COVID-19 pandemic and the post-COVID environment, including supply chain, labor market and other disruptions, as well as volatility in the global financial markets, in each case, driven by the pandemic, have impacted and may further impact our clinical trials or preclinical studies. For instance, certain of our clinical trials, including our Phase 3 trials of tavapadon for the treatment of Parkinson’s, our Phase 2a trial of CVL-871 for the treatment of dementia-related apathy and our Phase 1 trial of emraclidine in elderly healthy volunteers to support development in Alzheimer's disease psychosis, predominantly enroll elderly subjects, and we remain particularly vigilant about patient safety given the elderly nature of these populations. While we have taken measures to revise clinical trial protocols to allow for remote visits, including home delivery of study medication, home health care visits to collect safety data and telemedicine visits to collect clinician-based trial assessments, such measures may not be sufficient to prevent missing data from impacting trial outcomes or delays in enrollment and trial completion caused by COVID-19. The primary endpoint in our monotherapy early-stage Parkinson’s trials is based, in part, on a physical assessment of motor symptoms performed by a clinician, which cannot be completed remotely, and, if a substantial number of subjects are unable to complete in-person assessments, the completeness and interpretability of the data that we are able to collect from these trials or our other clinical trials would be impacted, which may create data integrity challenges, require changes to the statistical analysis plan, require the enrollment of additional subjects or otherwise negatively affect our ability to use such data to obtain regulatory approval. Similarly, if patients are reluctant to participate in our trials due to fears of COVID-19 infection resulting from regular visits to a healthcare facility or unable to comply with clinical trial protocols due to quarantines or travel restrictions that impede patient movement or interrupt healthcare services, we may not be able to meet our current trial completion timelines. In addition, Paxlovid, a treatment for COVID-19 granted emergency use authorization in the U.S. and marketing authorization by health authorities in Europe, is contraindicated for concurrent use with some of our product candidates. As such, increased use of Paxlovid in the general population may cause delays in enrollment or increase the early termination rate in our clinical trials, which may impact our expected clinical trial timelines.

In addition, COVID-19 and the post-COVID environment may impact our ability to retain principal investigators and site staff for our clinical trials as healthcare providers may have heightened exposure to COVID-19 or may be impacted due to prioritization of hospital resources toward the pandemic and restrictions on travel. Our clinical trial sites may be located in geographies that are disproportionately affected by the COVID-19 pandemic or actions taken by governmental and health authorities to address the pandemic. Furthermore, as a result of supply chain, labor market and other disruptions driven by the pandemic and the post-COVID environment, COVID-19 has impacted and may further negatively affect our operations or the operations of our vendors, suppliers and business partners, including the third-party contract research organizations, or CROs, clinical sites and other vendors that we rely upon to carry out our clinical trials or the operations of our third-party manufacturers and other suppliers, which could result in delays or disruptions in the supply of our product candidates. The negative impact COVID-19 or the post-COVID environment has on patient enrollment, site staffing or treatment or the timing and execution of our clinical trials has caused and could cause further delays to our clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business and financial results. COVID-19 and the post-COVID environment have also caused volatility in the global financial markets, including inflationary headwinds, which may negatively affect our ability to raise additional capital on attractive terms or at all.

The extent to which COVID-19 and the post-COVID environment impact our business, results of operations and financial condition will depend on future developments, which, despite progress in vaccination efforts, are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19, such as new variants or subvariants, which may impact rates of infection and vaccination efforts and the extent and effectiveness of actions to contain COVID-19 or treat its impact, including vaccination campaigns, COVID-19 treatments and lockdown measures, among others. In addition, recurrences or additional waves of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage were to experience prolonged business shutdowns or other disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.

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

Patient enrollment is affected by many factors, including:

•
the effects of the COVID-19 pandemic and the post-COVID environment on our ability to recruit and retain patients;
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

For instance, enrollment in our Phase 3 TEMPO program of tavapadon in Parkinson’s has been impacted due to residual post-COVID landscape challenges and other factors. Following a detailed review of all environmental factors, data are expected from TEMPO-3 in the first half of 2024 and TEMPO-1 and TEMPO-2 in the second half of 2024. Furthermore, we are currently evaluating darigabat in a Phase 2 proof-of-concept trial in focal epilepsy, known as REALIZE. The recent approval and increased uptake of certain partial-onset seizure treatments, which are contraindicated in the REALIZE trial, as well as patients not meeting the necessary seizure frequency requirements and post-COVID landscape challenges at the clinical trial sites, have impacted our expected timeline for this trial. As a result, data from the REALIZE trial are expected mid-year 2024. Because certain of the prior clinical trials of our product candidates were terminated prior to the conclusion of the trial, we may experience challenges in recruiting principal investigators and patients to participate in ongoing and future clinical trials for such product candidates if we are unable to sufficiently demonstrate the potential of such product candidates to them. In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Furthermore, if significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our trials and patients may drop out of our trials. Finally, business disruptions, including those relating to natural disasters, geopolitical incidents or macroeconomic conditions, may disrupt our clinical trials. For instance, our Phase 3 TEMPO program of tavapadon in Parkinson’s included less than 10% of our clinical sites located in Ukraine, and, as a result of the war in Ukraine, we are not enrolling any new patients at those clinical sites at this time. The ongoing conflict has impacted and may further impact our ability to collect and interpret data from patients who were enrolled at those clinical sites. We will continue to closely monitor the rapidly evolving geopolitical situation in Ukraine and its impact on our clinical trial operations and timelines.

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

As of March 31, 2023, we had 319 full-time employees. Our focus on the development of multiple initial product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. If we are not able to effectively expand our organization by hiring new qualified employees, our clinical trials may be delayed or terminated, we may not be able to successfully execute the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our development and commercialization goals.

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

As of March 31, 2023, Bain Investor and Pfizer own, collectively, approximately 56.1% of the outstanding shares of our common stock. Furthermore, so long as they own certain specified amounts of our equity securities, Bain Investor and Pfizer have certain rights to nominate our directors. As long as such entities each own or control a significant percentage of outstanding voting power, they will have the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Some or all of these entities may have interests different than yours. For example, because these entities acquired their shares at prices substantially below the price at which other stockholders may have purchased shares or have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

Under the Funding Agreements, while the Funding Investors agreed to provide up to an additional $25.0 million in April 2024, such payments are subject to certain customary funding conditions, and, if those funding conditions are not satisfied or waived, we will not receive such payments. The Funding Investors may also suspend their obligation to make payments to us following the occurrence of enumerated events such as an uncured material breach, a material adverse effect (which includes certain adverse developments related to the development and regulatory approval of tavapadon) or a bankruptcy event. The Funding Investors’ obligation to make development payments will resume upon their notice to us that the condition allowing them to suspend payments has been resolved or cured to their reasonable satisfaction. The Funding Investors may terminate their obligation to make any further development payments if such condition is not resolved or cured within 12 months. If the Funding Investors’ payment obligations terminate in these circumstances, we will remain obligated to make the milestone and royalty payments contemplated in the Funding Agreements to the Funding Investors in the event we nonetheless receive FDA approval for tavapadon and commercialize tavapadon in the United States. Our ability to receive payments under the Funding Agreements also depends on the ability of the Funding Investors to meet their funding commitments. If we do not receive additional payments under the Funding Agreements, our business, results of operations, cash flows and financial condition could be adversely affected.

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

It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and would sell, market and distribute our products. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations may affect our ability to operate. Such enumerated laws include, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. See the section entitled “Business—Government Regulation—Healthcare and Privacy Laws and Regulation” in our Annual Report.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. Privacy and data protection laws from outside of the United States, including, for example, the European Union General Data Protection Regulation, the UK General Data Protection Regulation and the UK Data Protection Act 2018, or, collectively, the GDPR, also govern the privacy and security of personal information, including health information in some circumstances, and many of these laws differ from each other in significant ways, thus complicating compliance efforts. In addition, in the United States, there are a number of states that have enacted laws that govern the privacy and security of personal information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties.

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

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. See the section entitled “Business—Government Regulation—Pharmaceutical Insurance Coverage and Healthcare Reform” in our Annual Report.

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

For additional information related to marketing and reimbursement regulations in certain foreign countries, please read “—EU drug marketing and reimbursement regulations may materially affect our ability to market and receive coverage for our products in the EU Member States.”

Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example, (1) changes to our manufacturing arrangements, (2) additions or modifications to product labeling, (3) the recall or discontinuation of our products or (4) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See “Business—Government Regulation—Pharmaceutical Insurance Coverage and Healthcare Reform” in our Annual Report.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Congress has indicated that it will continue to seek new legislative measures to control drug costs. The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:

•
the demand for any of our product candidates, if approved;
•
the ability to set a price that we believe is fair for any of our product candidates, if approved;
•
our ability to generate revenues and achieve or maintain profitability;
•
the level of taxes that we are required to pay; and
•
the availability of capital.

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

Since March 2020, when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including for routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

As of March 31, 2023, we had $498.6 million of liabilities, including $69.3 million of secured financing liabilities pursuant to the Funding Agreements and $336.0 million aggregate carrying value of indebtedness pursuant to the 2027 Notes. We may also incur additional indebtedness (including financial liabilities) to meet future financing needs. We are not restricted under the terms of the Indenture from incurring additional debt, securing then-existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the Indenture that could have the effect of diminishing our ability to make payments on our indebtedness, including the 2027 Notes, when due.

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

General Risk Factors

Adverse market or macroeconomic conditions or market volatility resulting from global economic developments, including those affecting the financial services industry, could adversely affect our business operations and our financial condition and results of operations.

Adverse market or macroeconomic conditions or market volatility resulting from global economic developments, political unrest, high inflation, the post-COVID environment or other factors, could materially and adversely affect our business operations. For instance, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank Corp. and Silvergate Capital Corp. were each swept into receivership, and uncertainty remains over liquidity concerns in the broader financial services industry. We may maintain cash balances at third-party financial institutions in excess of the FDIC standard insurance limit. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25.0 billion of loans to financial institutions secured by certain of such government securities held by financial institutions, widespread demands for customer withdrawals or other liquidity needs of financial institutions may exceed the capacity of such program, and there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of such banks or financial institutions, or that they would do so in a timely fashion. These events could result in a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations, including, but not limited to, the following:

•
delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•
potential or actual breach of contractual obligations that require us to maintain letters of credit or other credit support arrangements; or
•
termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our partners, vendors or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a partner may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a vendor or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. The bankruptcy or insolvency of any partner, vendor or supplier, or the failure of any partner to make payments when due, or any breach or default by a partner, vendor or supplier, or the loss of any significant supplier relationships, could cause us to suffer material losses and may have a material adverse impact on our business.

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
•
material and adverse impact of the COVID-19 pandemic and post-COVID environment on the markets and the broader global economy;
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

10.1*	Separation Agreement, by and between Abraham Ceesay and Cerevel Therapeutics, LLC, dated as of February 21, 2023.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101.*)

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

CEREVEL THERAPEUTICS HOLDINGS, INC.

Date: May 3, 2023	By:	/s/ N. Anthony Coles
N. Anthony Coles
Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2023	By:	/s/ Mark Bodenrader
Mark Bodenrader
Interim Chief Financial Officer (Principal Financial Officer)