Form 10-K/A
period 2022-12-31
Cerevel Therapeutics Holdings, Inc.
filed 2023-05-19
CIK 1805387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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
Auditor Name: Ernst & Young LLP                 Auditor Location: Boston, Massachusetts                Auditor Firm ID: 42
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 are incorporated by reference into Part I of the Annual Report on Form
10-K
for the fiscal year ended December 31, 2022, as filed on February 22, 2023 (the “Original Form
10-K”),
to the extent stated therein.
The Registrant has filed a definitive proxy statement pursuant to Regulation 14A relating to the 2023 Annual Meeting of Stockholders within 120 days of the end of the Registrant’s fiscal year ended December 31, 2022. Portions of such definitive proxy statement are incorporated by reference into Part III of the Original Form
10-K
to the extent stated therein.

EXPLANATORY NOTE
Cerevel Therapeutics Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form
10-K/A
(the “Amendment”) to its Annual Report on Form
10-K
for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2023 (the “Original Form
10-K”).
This Amendment is being filed solely to replace the consent of Ernst & Young LLP (“EY”), the Company’s independent registered public accounting firm, which was filed as Exhibit 23.1 in the Original Form
10-K
and inadvertently excluded reference to the Company’s Registration Statement on Form
S-3
(No.
333-268235).
The revised consent of EY, filed herewith as Exhibit 23.1, includes reference to the Company’s Registration Statement on Form
S-3
(No.
333-268235).
This Amendment amends and restates Part IV, Item 15 of the Original Form
10-K
to include the revised consent of EY as Exhibit 23.1. Pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are provided herewith.
Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Form
10-K.
Further, this Amendment does not change any previously reported financial results, nor does it reflect subsequent events occurring after the filing date of the Original Form
10-K.
This Amendment should be read in conjunction with the Original Form
10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)(1) For a list of the financial statements, see Index to the Financial Statements on page F-1 of the Original Form 10-K.

(2) Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

(b) Exhibit Index

Exhibit Number	Description

2.1†	Business Combination Agreement, dated as of July 29, 2020, by and among ARYA Sciences Acquisition Corp II, Cassidy Merger Sub 1, Inc. and Cerevel Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Annual Report on Form 10-K filed by the registrant on March 24, 2021).

2.2	Amendment No. 1 to Business Combination Agreement, dated as of October 2, 2020, by and between ARYA Sciences Acquisition Corp II and Cerevel Therapeutics, Inc. (incorporated by reference to Exhibit 2.2 to the Annual Report on Form 10-K filed by the registrant on March 24, 2021).

3.1	Certificate of Incorporation of Cerevel Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the registrant on March 24, 2021).

3.2	Amended and Restated By-laws of Cerevel Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on June 15, 2022).

4.1*	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934.

4.2	Indenture, dated as of August 16, 2022, by and between Cerevel Therapeutics Holdings, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the registrant on August 16, 2022).

4.3	Form of certificate representing the 2.50% Convertible Senior Notes due 2027 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Current Report on Form 8-K filed by the registrant on August 16, 2022).

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed by the registrant on March 24, 2021).

10.2	Subscription Agreement, by and between ARYA Sciences Acquisition Corp II and BC Perception Holdings, LP, dated July 29, 2020 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on July 30, 2020).

10.3	Amended and Restated Registration and Shareholder Rights Agreement, dated October 27, 2020, by and among Cerevel Therapeutics Holdings, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on November 2, 2020).

10.4	Waiver, dated January 20, 2021, by and among Cerevel Therapeutics Holdings, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 21, 2021).

10.5††	License Agreement, by and between Cerevel Therapeutics, LLC (f/k/a Perception OpCo, LLC) and Pfizer Inc., dated August 13, 2018 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 filed by the Registrant on October 2, 2020).

10.6	Lease Agreement, by and between Cerevel Therapeutics, LLC and DW Propco JK, LLC, dated July 3, 2019, as amended on September 1, 2020 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on November 2, 2020).

10.7*	Second Amendment to Lease, by and between Cerevel Therapeutics, LLC and DW Propco JK, LLC, dated November 17, 2022.

10.8#	Cerevel Therapeutics Holdings, Inc. 2020 Equity Incentive Plan. (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed by the registrant on March 24, 2021).

10.9#	Forms of Award Agreements under the Cerevel Therapeutics Holdings, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by the Registrant on November 2, 2020).

10.10#	Cerevel Therapeutics Holdings, Inc. 2020 Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed by the Registrant on January 4, 2021).

10.11#	Senior Executive Cash Annual Incentive Plan (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed by the registrant on November 2, 2020).

10.12#	Severance Benefits Policy for Specified C-Suite Executives (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed by the registrant on November 2, 2020).

10.13*#	Non-Employee Director Compensation Policy, as amended.

10.14#	Form of Indemnification Agreement (Directors) (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed by the registrant on November 2, 2020).

10.15#	Form of Indemnification Agreement (Officers) (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed by the registrant on November 2, 2020).

10.16#	Employment Agreement, dated November 23, 2018, by and between Cerevel Therapeutics, LLC and N. Anthony Coles, and amendments thereto (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed by the registrant on November 2, 2020).

10.17#	Employment Agreement, dated April 20, 2021, by and between Cerevel Therapeutics, LLC and Scott M. Akamine (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the registrant on May 17, 2021).

10.18#	Offer Letter, dated August 18, 2019, by and between Cerevel Therapeutics, LLC and Mark Bodenrader (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q filed by the registrant on November 16, 2020).

10.19††#	Employment Agreement, dated April 13, 2021, by and between Cerevel Therapeutics, LLC and Abraham N. Ceesay (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on April 21, 2021).

10.20#	Employment Agreement, dated April 1, 2019, by and between Cerevel Therapeutics, LLC and Kenneth DiPietro (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q filed by the registrant on November 16, 2020).

10.21#	Employment Agreement, dated March 16, 2019, by and between Cerevel Therapeutics, LLC and John Renger (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed by the registrant on November 2, 2020).

10.22#	Employment Agreement, dated November 26, 2018, by and between Cerevel Therapeutics, LLC and Ramiro Sanchez, and amendment thereto (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed by the registrant on November 2, 2020).

10.23#	Employment Agreement, dated July 7, 2020, by and between Cerevel Therapeutics, LLC and Kathleen Tregoning (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q filed by the registrant on November 16, 2020).

10.24††	Funding Agreement, dated as of April 12, 2021, by and between Cerevel Therapeutics, Inc. and NovaQuest Co-Investment Fund XVI, L.P. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the registrant on May 17, 2021).

10.25††	Funding Agreement, dated April 12, 2021, by and between Cerevel Therapeutics, Inc., and BC Pinnacle Holdings, LP (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the registrant on May 17, 2021).

21.1	List of subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 filed by the registrant on November 25, 2020).

23.1(1)	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page of Original Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3(1)	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4(1)	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3(1)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4(1)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104(1)	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

* Filed or furnished with the Original Form 10-K.

(1)	Filed or furnished herewith.
#	Indicates a management contract, compensatory plan or arrangement.
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

CEREVEL THERAPEUTICS HOLDINGS, INC.

Date: May 19, 2023	By:	/s/ N. Anthony Coles
N. Anthony Coles
Chief Executive Officer