Form 10-Q
period 2023-06-30
Cerevel Therapeutics Holdings, Inc.
filed 2023-08-02
CIK 1805387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 28, 2023, the registrant had 157,487,636 shares of common stock, par value $0.0001 per share, outstanding.

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
•
the effect of adverse market or macroeconomic conditions, including, among others, inflation, interest rates and economic uncertainty, market volatility resulting from global economic developments, any future public health epidemics or outbreaks of infectious disease, the residual post-COVID environment and other factors on any of the foregoing or other aspects of our business operations, including but not limited to our clinical trials and other product development activities, healthcare systems and the global economy as a whole; and

•
other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and per share data)

(Unaudited)

	As of
	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$175,763	$136,521
Marketable securities	560,663	755,509
Prepaid expenses and other current assets	15,247	13,621
Total current assets	751,673	905,651
Marketable securities	88,637	58,126
Property and equipment, net	27,246	27,467
Operating lease assets	21,016	21,820
Restricted cash	1,960	1,867
Other long-term assets	3,821	2,891
Total assets	$894,353	$1,017,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,389	$10,061
Accrued expenses and other current liabilities	53,021	59,604
Operating lease liabilities, current portion	3,150	2,899
Total current liabilities	65,560	72,564
Operating lease liabilities, net of current portion	29,537	31,190
Financing liability, related party (Notes 5, 7 and 15)	56,155	28,674
Financing liability (Notes 5 and 7)	56,155	28,674
2027 convertible senior notes, net (Note 6)	336,446	335,482
Total liabilities	543,853	496,584
Commitments and contingencies (Notes 13 and 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value: 500,000,000 shares authorized; 157,374,835 and 156,502,285 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	16	16
Additional paid-in capital	1,520,918	1,485,880
Accumulated other comprehensive income (loss)	1,142	3,097
Accumulated deficit	(1,171,576)	(967,755)
Total stockholders’ equity	350,500	521,238
Total liabilities and stockholders’ equity	$894,353	$1,017,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share amounts and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$74,081	$72,539	$152,262	$127,562
General and administrative	22,762	20,467	44,132	37,974
Total operating expenses	96,843	93,006	196,394	165,536
Loss from operations	(96,843)	(93,006)	(196,394)	(165,536)
Interest income, net	9,820	667	18,896	962
Interest expense	(2,640)	—	(5,276)	—
Other income (expense), net (including related party amounts), (Notes 5, 7 and 15)	(9,765)	1,868	(20,855)	5,809
Loss before income taxes	(99,428)	(90,471)	(203,629)	(158,765)
Income tax benefit (provision), net	(107)	—	(192)	—
Net loss	$(99,535)	$(90,471)	$(203,821)	$(158,765)
Net loss per share, basic and diluted	$(0.63)	$(0.61)	$(1.30)	$(1.07)
Weighted-average shares used in calculating net loss per share, basic and diluted	157,050,677	148,295,716	156,850,632	148,141,180

Comprehensive loss:
Net loss	$(99,535)	$(90,471)	$(203,821)	$(158,765)
Other comprehensive income (loss):
Changes in fair value attributable to instrument-specific credit risk (including related party amounts), (Notes 5, 7 and 15)	(1,966)	9,554	(2,872)	10,830
Unrealized gains (losses) on securities available-for-sale	(580)	(232)	917	(1,856)
Total other comprehensive income (loss)	(2,546)	9,322	(1,955)	8,974
Comprehensive loss	$(102,081)	$(81,149)	$(205,776)	$(149,791)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2022	156,502,285	$16	$1,485,880	$3,097	$(967,755)	$521,238
Issuance of common stock under equity incentive plans related to exercise of options	257,824	—	1,574	—	—	1,574
Equity-based compensation expense	—	—	12,592	—	—	12,592
Other comprehensive income	—	—	—	591	—	591
Net loss	—	—	—	—	(104,286)	(104,286)
Balance at March 31, 2023	156,760,109	$16	$1,500,046	$3,688	$(1,072,041)	$431,709
Issuance of common stock under equity incentive plans related to vesting of restricted stock units (RSUs)	4,733	—	—	—	—	—
Issuance of common stock under equity incentive plans related to exercise of options	565,479	—	5,193	—	—	5,193
Issuance of common stock under employee stock purchase plan (ESPP)	44,514	—	1,171	—	—	1,171
Equity-based compensation expense	—	—	14,508	—	—	14,508
Other comprehensive loss	—	—	—	(2,546)	—	(2,546)
Net loss	—	—	—	—	(99,535)	(99,535)
Balance at June 30, 2023	157,374,835	$16	$1,520,918	$1,142	$(1,171,576)	$350,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2021	147,719,523	$15	$1,195,944	$(986)	$(616,244)	$578,729
Issuance of common stock under equity incentive plans related to vesting of RSUs	14,270	—	—	—	—	—
Issuance of common stock under equity incentive plans related to exercise of options	449,005	—	2,854	—	—	2,854
Equity-based compensation expense	—	—	8,558	—	—	8,558
Other comprehensive loss	—	—	—	(348)	—	(348)
Net loss	—	—	—	—	(68,294)	(68,294)
Balance at March 31, 2022	148,182,798	$15	$1,207,356	$(1,334)	$(684,538)	$521,499
Issuance of common stock under equity incentive plans related to vesting of RSUs	14,270	—	—	—	—	—
Issuance of common stock under equity incentive plans related to exercise of options	160,623	—	1,471	—	—	1,471
Issuance of common stock under ESPP	37,591	—	845	—	—	845
Equity-based compensation expense	—	—	10,148	—	—	10,148
Other comprehensive income				9,322		9,322
Net loss	—	—	—	—	(90,471)	(90,471)
Balance at June 30, 2022	148,395,282	$15	$1,219,820	$7,988	$(775,009)	$452,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(203,821)	$(158,765)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	2,674	2,341
Adjustments to operating lease expense	(583)	(495)
Equity-based compensation	27,100	18,706
Change in fair value of financing liabilities (including related party amounts), (Notes 5, 7 and 15)	20,840	(5,800)
Non-cash interest expense	964	—
Amortization of premiums and accretion of discounts on marketable securities	(9,677)	1,012
Other non-cash items	(8)	—
Changes in operating assets and liabilities, net:
Prepaid expenses and other current assets	(1,571)	3,331
Other assets	(947)	(240)
Accounts payable	(737)	464
Accrued expenses and other liabilities	(6,484)	14,142
Net cash flows used in operating activities	(172,250)	(125,304)
Cash flows from investing activities:
Purchases of marketable securities	(335,121)	(141,566)
Maturities and redemptions of marketable securities	510,050	170,647
Purchases of property and equipment	(2,393)	(3,329)
Net cash flows provided by investing activities	172,536	25,752
Cash flows from financing activities:
Proceeds from the exercise of stock options and ESPP purchases	7,938	5,170
Proceeds from financing liability, related party	15,625	18,750
Proceeds from financing liability	15,625	18,750
Deferred costs related to financing activities	(139)	(251)
Net cash flows provided by financing activities	39,049	42,419
Net increase (decrease) in cash, cash equivalents and restricted cash	39,335	(57,133)
Cash, cash equivalents and restricted cash, beginning of the period	138,388	197,218
Cash, cash equivalents and restricted cash, end of the period	$177,723	$140,085
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$175,763	$138,218
Restricted cash	1,960	1,867
Total cash, cash equivalents and restricted cash	$177,723	$140,085
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,289	$—
Supplemental cash flow disclosures from non-cash investing and financing activities:
Fixed asset additions included in accounts payable and other current liabilities	$395	$349

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

We are a clinical-stage biopharmaceutical company pursuing a targeted approach to neuroscience that combines a deep understanding of disease-related biology and neurocircuitry of the brain with advanced chemistry and central nervous system (CNS) target receptor selective pharmacology to discover and design new therapies. We seek to transform the lives of patients through the development of new therapies for neuroscience diseases, including schizophrenia, Alzheimer's disease psychosis, epilepsy, panic disorder and Parkinson’s disease. We are advancing our extensive and diverse pipeline with numerous clinical trials underway or planned, including three ongoing Phase 3 trials and an open-label extension trial for tavapadon in Parkinson's, two ongoing Phase 2 trials and an open-label extension trial for emraclidine in schizophrenia, an ongoing Phase 2 proof-of-concept trial and an open-label extension trial for darigabat in focal epilepsy and an ongoing Phase 2 proof-of-concept trial for darigabat in panic disorder.

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

Our unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred significant operating losses since our inception and, as of June 30, 2023, have not yet generated revenues. In addition, we anticipate that our expenses will increase significantly in connection with our ongoing activities to support our research, discovery and clinical development efforts and we expect to continue to incur significant expenses and operating losses for the foreseeable future.

We have funded our operations primarily with the net proceeds received from the issuance of preferred stock, common stock and convertible senior notes, net proceeds from the consummation of our Business Combination (as defined in Note 15, Related Parties, to these unaudited condensed consolidated financial statements), and our Funding Agreements (as defined in Note 5, Financing Liabilities, to these unaudited condensed consolidated financial statements). We believe that our available cash, cash equivalent and marketable securities as of June 30, 2023, will enable us to fund our operating expense and capital expenditure requirements through at least 12 months from the issuance date of these financial statements.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and six months ended June 30, 2023 and 2022, are not necessarily indicative of the results for the entire fiscal year or any other period. Our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022, have been prepared on the same basis as and should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, the fair value of our financing liabilities, the fair value of equity-based awards, the accrual for research and development expense and the recoverability of our net deferred tax assets and the related valuation allowance. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances change. Actual results could differ materially from those estimates.

Restricted Cash

In connection with our entering into the lease agreement for our headquarters in Cambridge, MA, in July 2019, we were required to provide a security deposit in the form of a letter of credit. We have classified this amount as restricted cash in our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

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

As of June 30, 2023 and December 31, 2022, the estimated fair value of the financing liability related to potential amounts payable to Bain under the Bain Funding Agreement, which is reflected in our condensed consolidated balance sheets as financing liability, related party, totaled approximately $56.2 million and $28.7 million, respectively. As of June 30, 2023 and December 31, 2022, the estimated fair value of the financing liability related to potential amounts payable to NovaQuest under the NovaQuest Funding Agreement, which is reflected in our condensed consolidated balance sheets as financing liability, totaled approximately $56.2 million and $28.7 million, respectively.

Changes in estimated fair value of the financing liabilities in our unaudited condensed consolidated statements of operations and comprehensive loss are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Financing liability, related party
Change in fair value recognized in other (income) expense, net	$4,879	$(930)	$10,420	$(2,900)
Change in fair value attributable to instrument-specific credit risk recognized in other comprehensive (income) loss	983	(4,777)	1,436	(5,415)
Financing liability
Change in fair value recognized in other (income) expense, net	$4,879	$(930)	$10,420	$(2,900)
Change in fair value attributable to instrument-specific credit risk recognized in other comprehensive (income) loss	983	(4,777)	1,436	(5,415)

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

The 2027 Notes accrue interest at a rate of 2.50% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2023. As of both June 30, 2023 and December 31, 2022, accrued interest on the 2027 Notes of $3.2 million was included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

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

The net carrying amount of the 2027 Notes included in our condensed consolidated balance sheets consisted of the following:

	As of
(In thousands)	June 30, 2023	December 31, 2022
Principal amount	$345,000	$345,000
Unamortized debt discount	(8,554)	(9,518)
Net carrying amount	$336,446	$335,482

The following table sets forth the total interest expense related to the 2027 Notes recognized in interest expense in our unaudited condensed consolidated statements of operations and comprehensive loss for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Contractual interest expense	$2,156	$—	$4,312	$—
Amortization of debt issuance costs	484	—	964	—
Total interest expense	$2,640	$—	$5,276	$—
Effective interest rate	3.1%	—	3.1%	—

Future minimum payments under the 2027 Notes as of June 30, 2023, are as follows (in thousands):

Fiscal year ended December 31, 2023(1)	$4,312
Fiscal year ended December 31, 2024	8,625
Fiscal year ended December 31, 2025	8,625
Fiscal year ended December 31, 2026	8,625
Fiscal year ended December 31, 2027	353,625
Thereafter	—
Total future payments	$383,812
Less: amounts representing interest	(38,812)
Total principal amount	$345,000

(1) For the six months ended December 31, 2023.

For additional information related to our 2027 Convertible Senior Notes, please read Note 9, 2027 Convertible Senior Notes, to our audited consolidated financial statements included in our Annual Report.

7. Fair Value Measurements

The tables below present information about our assets and liabilities that are measured and carried at fair value on a recurring basis and indicate the level within the fair value hierarchy of the inputs we utilized to determine such fair values:

As of June 30, 2023 (In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents
Money market funds	$171,515	$—	$—	$171,515
Marketable securities (current)
U.S. government agencies	—	281,604	—	281,604
Commercial paper	—	279,059	—	279,059
Marketable securities (non-current)
U.S. government treasuries	16,044	—	—	16,044
U.S. government agencies	—	72,593	—	72,593
Restricted cash
Money market account	1,960	—	—	1,960
Total assets	$189,519	$633,256	$—	$822,775
Liabilities:
Financing liability, related party	$—	$—	$56,155	$56,155
Financing liability	—	—	56,155	56,155
Total liabilities	$—	$—	$112,310	$112,310

As of December 31, 2022 (In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents
Money market funds	$136,521	$—	$—	$136,521
Marketable securities (current)
U.S. government treasuries	103,238	—	—	103,238
U.S. government agencies	—	165,555	—	165,555
Corporate debt securities	—	9,416	—	9,416
Commercial paper	—	477,300	—	477,300
Marketable securities (non-current)
U.S. government agencies	—	58,126	—	58,126
Restricted cash
Money market funds	1,867	—	—	1,867
Total assets	$241,626	$710,397	$—	$952,023
Liabilities:
Financing liability, related party	$—	$—	$28,674	$28,674
Financing liability	—	—	28,674	28,674
Total liabilities	$—	$—	$57,348	$57,348

There have been no changes in valuation techniques, inputs utilized or transfers between fair measurement levels in the periods presented. The fair value of our Level 2 instruments were determined using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly. We validate the prices provided by our third-party pricing services by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of June 30, 2023 and December 31, 2022.

The carrying amounts reflected in our condensed consolidated balance sheets for our cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term nature of these assets and liabilities. As of June 30, 2023, our financing liabilities represented our only Level 3 assets or liabilities carried at fair market value. Changes in the fair value remeasurement of our financing liabilities can result from changes in one or multiple inputs, including adjustments to discount rates, changes in the expected achievement or timing of any sales-based, development or regulatory milestones, changes in the amount or timing of expected net cash flows, changes in the probability or timing of certain clinical events, or changes in the assumed probability or timing associated with regulatory approval. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.

Marketable Securities

The estimated fair value and amortized cost of our available-for-sale marketable debt securities, by contractual maturity and security type, are summarized as follows:

As of June 30, 2023 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less
U.S. government agencies	$282,887	$—	$(1,283)	$281,604
Commercial paper	279,464	5	(410)	279,059
Due after one year through two years
U.S. government treasuries	16,111	—	(67)	16,044
U.S. government agencies	72,851	—	(258)	72,593
Total marketable securities	$651,313	$5	$(2,018)	$649,300

As of December 31, 2022 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less
U.S. government treasuries	$103,800	$—	$(562)	$103,238
U.S. government agencies	166,327	15	(787)	165,555
Corporate debt securities	9,454	—	(38)	9,416
Commercial paper	478,657	71	(1,428)	477,300
Due after one year through two years
U.S. government agencies	58,327	7	(208)	58,126
Total marketable securities	$816,565	$93	$(3,023)	$813,635

We had no realized gains or losses recognized on the sale or maturity of marketable securities during the six months ended June 30, 2023 and 2022. To date, we have not recognized any allowances for credit losses or impairments in relation to our available-for-sale marketable securities as these marketable securities are comprised of high credit quality, investment grade securities that we do not intend or expect to be required to sell prior to their anticipated recovery, and the decline in fair value of these securities is attributable to factors other than credit losses. All marketable securities with unrealized losses presented in the previous tables have been in a continuous unrealized loss position for less than 12 months or the loss is not material. Based on our evaluation, we determined credit losses related to marketable securities were immaterial for the three and six months ended June 30, 2023.

The weighted average maturity of our marketable securities as of June 30, 2023 and December 31, 2022 was approximately six months and five months, respectively.

Financing Liabilities

Upon execution of the Funding Agreements, we determined that the agreements qualified for election under the fair value option and initially measured the financial instruments at their issue-date estimated fair value. We revalue the related financial liabilities on a recurring basis at each reporting period.

As of June 30, 2023, the financing liability, related party and financing liability each totaled approximately $56.2 million. We determined their respective estimated fair values using a Monte Carlo simulation model under the income approach determined by using probability assessments of the expected future cash receipts and expected future cash payments and a discount rate of approximately 10.0% as of June 30, 2023 and December 31, 2022. The probability assessments of the expected future cash receipts and expected future payments and the timing of expected future repayments are based on significant inputs that are not observable in the market and are subject to remeasurement at each reporting date.

The following table provides a rollforward of the estimated fair value associated with our combined total financing liabilities:

For the Six Months Ended June 30,
(In thousands)	2023
Beginning balance, total financing liabilities	$57,348
Funding commitment received	31,250
Change in fair value recognized in other (income) expense, net	20,840
Change in fair value attributable to instrument-specific credit risk recognized in other comprehensive (income) loss	2,872
Ending balance, total financing liabilities	$112,310

For additional information related to the fair value of our financing liability and financing liability, related party, please read Note 5, Financing Liabilities, to these unaudited condensed consolidated financial statements.

2027 Convertible Senior Notes

The fair value of the 2027 Notes, which were issued in August 2022, may differ from the carrying value. The fair value is determined utilizing prices for the 2027 Notes observed in market trading. As the market for the trading of the 2027 Notes is not considered to be an active market, the estimate of fair value is considered a Level 2 measurement. As of June 30, 2023, the estimated fair value of the 2027 Notes, which have an aggregate carrying value of $336.4 million, was $343.6 million.

For additional information related to the 2027 Notes, please read Note 6, 2027 Convertible Senior Notes, to these unaudited condensed consolidated financial statements.

8. Financial Statement Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
(In thousands)	June 30, 2023	December 31, 2022
Prepaid clinical trial services	$3,082	$2,872
Prepaid research and development expenses	1,147	1,228
Prepaid insurance	1,400	2,460
Other prepaid expenses	3,352	3,556
Interest receivable	4,135	2,046
Other	2,131	1,459
Prepaid expenses and other current assets	$15,247	$13,621

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
(In thousands)	June 30, 2023	December 31, 2022
Computer equipment and software	$1,045	$996
Furniture and fixtures	459	459
Laboratory equipment	11,056	9,489
Leasehold improvements	23,461	23,461
Construction in progress	1,026	321
Less: Accumulated depreciation	(9,801)	(7,259)
Property and equipment, net	$27,246	$27,467

Other Long-Term Assets

Other long-term assets consisted of the following:

	As of
(In thousands)	June 30, 2023	December 31, 2022
Other prepaid expenses, net of current portion	$2,354	$1,792
Deferred expenses associated with financing activities	287	286
Other	1,180	813
Other long-term assets	$3,821	$2,891

As of June 30, 2023 and December 31, 2022, other prepaid expenses, net of current portion, primarily consisted of deposits paid under certain contract research organization agreements that will be held until the completion of the related clinical trials that are anticipated to end more than 12 months from the balance sheet date.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
(In thousands)	June 30, 2023	December 31, 2022
Accrued external research and development services	$36,180	$33,967
Accrued compensation and personnel costs	10,478	19,057
Accrued property and equipment	57	40
Accrued professional fees and consulting services	1,888	2,187
Accrued interest	3,234	3,210
Other	1,184	1,143
Accrued expenses and other current liabilities	$53,021	$59,604

Other Income (Expense), net

Other income (expense), net consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Gain (loss) on fair value remeasurement of financing liability, related party	$(4,879)	$930	$(10,420)	$2,900
Gain (loss) on fair value remeasurement of financing liability	(4,879)	930	(10,420)	2,900
Other, net	(7)	8	(15)	9
Other income (expense), net	$(9,765)	$1,868	$(20,855)	$5,809

9. Stockholders’ Equity

Preferred Stock

Pursuant to the terms of our certificate of incorporation, we have 10,000,000 authorized shares of preferred stock, par value $0.0001 per share, all of which shares of preferred stock are undesignated. Our board of directors or any authorized committee thereof is expressly authorized, without further action by our stockholders, to issue such shares of preferred stock from time to time on terms it may determine, to divide shares of preferred stock into one or more series and to fix the designations, preferences, privileges and restrictions of preferred stock. There were no issued and outstanding shares of preferred stock as of June 30, 2023 and December 31, 2022.

Common Stock

Pursuant to the terms of our certificate of incorporation, we have 500,000,000 authorized shares of common stock, par value $0.0001 per share. There were 157,374,835 and 156,502,285 shares of common stock issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.

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

ATM Program

In November 2021, we entered into an open market sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $250.0 million of our common stock from time-to-time in “at-the-market” offerings (the ATM Program). As of June 30, 2023 and December 31, 2022, no sales had been made pursuant to the ATM Program.

10. Equity-Based Compensation

Equity-based Compensation Expense

The following table summarizes equity-based compensation expense included in our unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Research and development	$7,247	$4,802	$13,586	$8,808
General and administrative	7,261	5,346	13,514	9,898
Total equity-based compensation expense included in total operating expense	$14,508	$10,148	$27,100	$18,706

The following table summarizes equity-based compensation expense by award type included in our unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Stock options	$12,649	$9,943	$24,312	$18,302
Restricted stock units	1,335	19	2,038	28
Performance restricted stock units	256	—	256	—
Employee stock purchase plan	268	186	494	376
Total equity-based compensation expense included in total operating expense	$14,508	$10,148	$27,100	$18,706

Stock Options

Stock options granted during the six months ended June 30, 2023 and 2022 had a weighted average grant-date fair value of $25.65 and $23.39, respectively. The weighted-average assumptions that we used to determine the fair value of stock options granted to employees and directors are summarized as follows:

	For the Six Months Ended June 30,
	2023	2022
Risk free interest rate	3.77%	2.04%
Expected term (in years)	6.05	6.04
Expected volatility	89.6%	96.0%
Expected dividend yield	0.0%	0.0%

As of June 30, 2023, total unrecognized equity-based compensation expense relating to stock options was $134.0 million. This amount is expected to be recognized over a weighted average period of 2.8 years.

The following table summarizes our stock option activity for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	17,178,861	$13.59	7.55	$309.9
Granted	2,551,700	$33.78
Exercised	(823,303)	$8.22
Forfeited, canceled or expired	(664,548)	$22.70
Outstanding at June 30, 2023	18,242,710	$16.33	7.37	$288.7
Options vested and expected to vest as of June 30, 2023	18,242,710	$16.33	7.37	$288.7
Options exercisable as of June 30, 2023	10,916,671	$10.48	6.55	$233.2

The aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of in-the-money options. Our closing stock price as reported on the Nasdaq Stock Market on June 30, 2023 was $31.79.

Restricted Stock Units

The following table summarizes our restricted stock unit activity for the six months ended June 30, 2023:

	Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2022	18,932	$26.41
Granted	820,498	33.67
Vested	(4,733)	26.41
Forfeited	(42,689)	34.41
Non-vested at June 30, 2023	792,008	$33.50

As of June 30, 2023, total unrecognized equity-based compensation expense relating to restricted stock units was $24.4 million, which is expected to be recognized over a weighted average period of 3.7 years.

Performance Restricted Stock Units

During the second quarter of 2023, we granted 320,742 performance restricted stocks units (PSUs). The number of PSUs granted represents the target number of units that are eligible to vest at the end of a four-year performance period, provided continued service through the end of the performance period. The PSUs will be settled in shares at the end of the four-year performance period and are equity-classified.

•
50% of the PSUs are eligible to vest based on our relative total shareholder return performance at the end of the performance period as compared against the constituent companies of the Nasdaq Biotech Index on the grant date, with a payout range of 0% to 250% of the target number of PSUs (relative PSUs).
•
50% of the PSUs are eligible to vest based on our absolute total shareholder return performance at the end of the performance period with a payout range of 0% to 250% of the target number of PSUs (absolute PSUs).

Accordingly, additional PSUs may be issued or currently outstanding PSUs may be cancelled upon final determination of the number of units earned.

We utilized a Monte Carlo simulation model to determine the fair value of the award, which takes into consideration the possible outcomes pertaining to the market conditions of the relative and absolute PSUs. The grant date fair value for the relative and absolute PSUs totaled $20.8 million, which is recognized as equity-based compensation expense on a straight-line basis over the requisite four-year service period. The absolute PSUs also provide for an alternate payout range of 50% to 275% of the target number of PSUs upon a Sale Event (as defined in the PSU award agreement). Equity-based compensation expense for the absolute PSUs does not contemplate the Sale Event as it is a performance condition that is not considered probable of being achieved.

The grant date fair value for the relative and absolute PSUs were $69.23 and $60.44, respectively, and included the following key assumptions:

Valuation date stock price	$32.72
Term (in years)	4.00
Risk free interest rate	3.99%
Volatility	86.3%
Average peer group volatility(1)	78.8%

(1) Assumption only utilized in the determination of fair value for the relative PSUs.

As of June 30, 2023, total unrecognized equity-based compensation expense relating to our PSUs was $20.5 million, which is expected to be recognized over a weighted average period of 4.0 years.

11. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share amounts and per share data)	2023	2022	2023	2022
Numerator:
Net loss	$(99,535)	$(90,471)	$(203,821)	$(158,765)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	157,050,677	148,295,716	156,850,632	148,141,180
Net loss per share, basic and diluted	$(0.63)	$(0.61)	$(1.30)	$(1.07)

Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of all potential dilutive securities would have been anti-dilutive. The shares in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of
	June 30, 2023	June 30, 2022
Stock options outstanding	18,242,710	17,942,895
Restricted stock units outstanding	792,008	18,932
Performance restricted stock units outstanding(1)	320,742	—
Common stock issuable upon conversion of the 2027 Notes	7,439,338	—
Total	26,794,798	17,961,827

(1) Performance restricted stock units reflect the target number of shares eligible to be earned at the time of grant.

For additional information related to the performance restricted stock units, please read Note 10, Equity-Based Compensation, to these unaudited condensed consolidated financial statements. For additional information related to the conversion of the 2027 Notes, please read Note 6, 2027 Convertible Senior Notes, to these unaudited condensed consolidated financial statements.

12. Income Taxes

For the three and six months ended June 30, 2023 and 2022, we did not record income tax benefits for net operating losses incurred or for the research and development tax credits generated in each period due to the uncertainty of realizing a benefit from those items. Our tax provision and the resulting effective tax rate for interim periods is determined based upon our estimated annual effective tax rate, adjusted for the effect of discrete items arising during the interim quarterly period. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarterly period, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarterly period, we update our estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter.

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards and research and development tax credits. We have considered our history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies, and have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of June 30, 2023 and December 31, 2022, we have recorded a full valuation allowance against our net deferred tax assets.

13. Legal Proceedings

We, from time to time, may be subject to various legal proceedings and claims that may arise in the ordinary course of business. We were not subject to any material legal proceedings as of June 30, 2023, and, to the best of our knowledge, no material legal proceedings are currently pending or threatened.

14. Commitments and Contingencies

As of June 30, 2023, we have several ongoing clinical studies in various clinical trial stages. Our most significant contracts relate to agreements with CROs for clinical trials and preclinical studies and CMOs for the manufacturing of drug substance, which we enter into in the normal course of business. The contracts with CROs and CMOs are generally cancellable, with notice, at our option.

Guarantees and Indemnification Obligations

We enter into standard indemnification obligations in the ordinary course of business. Pursuant to these obligations, we indemnify and agree to reimburse the indemnified party for certain losses and costs incurred by the indemnified party. The term of these indemnification obligations is generally perpetual after execution of the agreement. In addition, we have entered into indemnification obligations with members of our board of directors and our executive officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. To date, we have not incurred any losses or any material costs related to these indemnification obligations and no claims with respect thereto were outstanding. We do not believe that the outcome of any claims under indemnification arrangements will have a material effect on our financial position, results of operations and cash flows, and we have not accrued any liabilities related to such obligations in our condensed consolidated financial statements as of June 30, 2023 and December 31, 2022.

15. Related Parties

As of June 30, 2023 and December 31, 2022, Pfizer held 27,349,211 shares of our common stock and had nominated two members to our board of directors. For information related to our license agreement with Pfizer, please read Note 4, Pfizer License Agreement, to these unaudited condensed consolidated financial statements.

As of June 30, 2023 and December 31, 2022, Bain Investor held 60,199,729 and 60,632,356 shares of our common stock, respectively, and had nominated four members to our board of directors.

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

16. Subsequent Events

We have completed an evaluation of all subsequent events after the unaudited balance sheet date of June 30, 2023, through August 2, 2023, the issuance date of these financial statements, to ensure that these unaudited condensed consolidated financial statements include appropriate disclosure of material events both recognized in these unaudited condensed consolidated financial statements as of June 30, 2023, and material events which occurred subsequently but were not recognized in these unaudited condensed consolidated financial statements. We have concluded that no such subsequent events have occurred that require disclosure.

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

Business Overview

Introduction

We are a clinical-stage biopharmaceutical company pursuing a targeted approach to neuroscience that combines a deep understanding of disease-related biology and neurocircuitry of the brain with advanced chemistry and central nervous system, or CNS, target receptor selective pharmacology to discover and design new therapies. We seek to transform the lives of patients through the development of new therapies for neuroscience diseases, including schizophrenia, Alzheimer's disease psychosis, epilepsy, panic disorder and Parkinson’s disease. We are advancing our extensive and diverse pipeline with numerous clinical trials underway or planned, including three ongoing Phase 3 trials and an open-label extension trial for tavapadon in Parkinson's, two ongoing Phase 2 trials and an open-label extension trial for emraclidine in schizophrenia, an ongoing Phase 2 proof-of-concept trial and an open-label extension trial for darigabat in focal epilepsy and an ongoing Phase 2 proof-of-concept trial for darigabat in panic disorder. See “—Our Pipeline” below. We have built a highly experienced team of senior leaders and neuroscience drug developers who combine a nimble, results-driven biotech mindset with the proven expertise of large pharmaceutical company experience and capabilities in drug discovery and development.

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

Behind our portfolio stands a team with a multi-decade track record of drug approvals and commercial success. This track record has been driven by their extensive experience with empirically-driven clinical trial design and implementation, a history of successful interactions with regulatory agencies and relationships with global key opinion leaders. We believe that the distinctive combination of our management team and our pipeline has the potential to bring the next generation of transformative neuroscience therapies to patients.

Our Pipeline

The following table summarizes our current portfolio of programs. This table does not include multiple additional preclinical programs that have not yet been disclosed.

Compound	Disease Area	Discovery	Pre-clinical	Phase 1	Phase 2	Phase 3	Upcoming Milestone	Mechanism
Lead Programs								
Emraclidine	Schizophrenia						Ph. 2 Data 2H 2024	M4 PAM
Emraclidine	Alzheimer's Disease Psychosis	*Fast Track Designation*					Ph. 1 Data	M4 PAM
Darigabat	Epilepsy						Ph. 2 Data Mid-Year 2024	$GABA_A$ α2/3/5 PAM
Darigabat	Panic Disorder						Ph. 2 Data	$GABA_A$ α2/3/5 PAM
Tavapadon	Monotherapy (Early-Stage) Parkinson's						Ph. 3 Data 2H 2024	D1/D5 Strong Partial Agonist
Tavapadon (adjunct with L-Dopa)	Adjunctive (Late-Stage) Parkinson's						Ph. 3 Data 1H 2024	D1/D5 Strong Partial Agonist
CVL-871	Dementia-Related Apathy			*Fast Track Designation*			Ph. 2a Data	D1/D5 Partial Agonist
Other Programs								
CVL-354	MDD / Substance Use Disorder						Ph. 1 Data	KOR Antagonist
PDE4 Inhibitor	Psychiatric, Neuroinflammatory & Other Disorders						Ph. 1 Data	PDE4 Inhibitor
M4 Agonist	Psychiatric & Neurological Indications						Ph. 1 Initiation	M4 Agonist

Our Lead Programs

1.
Emraclidine is a positive allosteric modulator, or PAM, that selectively targets the muscarinic acetylcholine 4 receptor subtype, or M4. In June 2021, we announced positive topline results for a Phase 1b trial of emraclidine in schizophrenia, consisting of Part A, a multiple ascending dose, or MAD, assessment and Part B, a pharmacodynamic, or PD, assessment. Emraclidine demonstrated a clinically meaningful and statistically significant improvement in the Positive and Negative Syndrome Scale, or PANSS, total score at six weeks and was generally well tolerated compared with placebo at the two dose levels evaluated in Part B. We initiated two Phase 2 clinical trials in schizophrenia, known as the EMPOWER trials, in June 2022 and a 52-week open-label extension trial to begin development of the required safety database in September 2022. Due to recent slower-than-expected enrollment in the U.S. and delays in the startup of certain ex-U.S. clinical sites, data for both EMPOWER trials are now expected in the second half of 2024. In parallel, we are also prioritizing nonclinical and clinical safety pharmacology studies, including hepatic and renal insufficiency studies, along with other registration-enabling activities. In December 2022, we announced data from an eight-week ambulatory blood pressure monitoring trial providing clear evidence that emraclidine does not induce an increase in blood pressure with chronic dosing in people living with schizophrenia.

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

In February 2022, we announced positive topline results for a Phase 1 trial of darigabat in a panic symptoms model in healthy volunteers. Both doses of darigabat demonstrated clinically meaningful and statistically significant anxiolytic activity compared with placebo in this proof-of-principle trial. Darigabat was generally well tolerated, with no serious adverse events and no discontinuations in the darigabat cohorts. We initiated a Phase 2 proof-of-concept trial of darigabat in panic disorder, known as ADAPT, in July 2023. The ADAPT trial will evaluate darigabat 25 mg twice daily versus placebo and enroll approximately 228 patients with panic disorder, with key inclusion criteria including meeting a minimum number of panic attacks prior to the screening and baseline visits and a panic disorder severity scale, or PDSS, total score of at least 12 at the screening and baseline visits. The trial will include a two-week screening period, a two-week titration period and a 12-week maintenance period. The primary endpoint will be the proportion of subjects who are free of panic attacks during the last two weeks of the maintenance period, and key secondary endpoints will be the change from baseline in the PDSS total score at week 14 and the change from baseline in panic attack frequency during the last two weeks of the maintenance period.

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
4.
CVL-871 is a selective dopamine D1/D5 receptor partial agonist specifically designed to achieve a modest level of partial agonism, which we believe may be useful in modulating the complex neural networks that govern cognition, motivation and apathy behaviors in neurodegenerative diseases. In the second quarter of 2021, the FDA granted Fast Track Designation for CVL-871 for the treatment of dementia-related apathy. We are conducting a Phase 2a exploratory trial in dementia-related apathy. Due to continued challenges that clinical sites have experienced in identifying the appropriate patient population for this novel indication, the timeline for this trial is under review.

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

Our Other Programs

In addition to the lead programs described above, we plan to further characterize and appropriately advance our early clinical and preclinical pipeline across multiple potential neuroscience indications. Our other programs include:

•
CVL-354, our selective kappa opioid receptor antagonist, or KORA, for the treatment of major depressive disorder, or MDD, and substance use disorder; in a Phase 1 single and multiple ascending dose trial of CVL-354 in healthy volunteers, all doses tested were generally well-tolerated, PK data supported once-daily dosing and doses tested are predicted to achieve a wide range of receptor occupancies to support the indications of interest; in May 2023, we received a notice of award for additional cooperative grant funding from the National Institute on Drug Abuse, or NIDA, for the potential to receive up to $8.1 million over three years to support ongoing development, including the ongoing Phase 1 PET receptor occupancy trial;
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

Business Environment

The biopharmaceutical industry is extremely competitive. We are subject to risks and uncertainties common to clinical-stage companies in the biopharmaceutical industry. These risks include, but are not limited to, the introduction of new products, therapies, standards of care or technological innovations, our ability to obtain and maintain adequate protection for our in-licensed technology, data or other intellectual property and proprietary rights and compliance with extensive government regulation and oversight. We are also dependent upon the services of key personnel, including our President and Chief Executive Officer, executive team and other highly skilled employees. Demand for experienced personnel in the pharmaceutical and biotechnology industries is high and competition for talent is intense. Please read the section entitled “Risk Factors” for additional information.

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

In the future, we will require additional capital to meet operational needs and capital requirements. We are eligible to receive up to $125.0 million pursuant to the Funding Agreements (as defined herein), of which approximately $31.1 million (net of $0.2 million of fees), $37.5 million and $31.3 million was received in April 2021, April 2022 and April 2023, respectively, and $25.0 million is expected to be received in April 2024, subject to certain customary funding conditions. Except for this source of funding, we do not have any committed external source of liquidity. Until such time, if ever, as we can generate substantial product revenue, we will need substantial additional funding to support our continuing operations and pursue our growth strategy, and we may finance our operations through a combination of additional private or public equity offerings, debt financings, collaborations, strategic alliances, marketing, distribution or licensing arrangements with third parties or through other sources of financing. We intend to consider opportunities to raise additional funds through the sale of equity or debt securities when market conditions are favorable for us to do so. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. However, the trading prices for our common stock and for other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our equity or debt securities or such sales may be on unfavorable terms. Similarly, adverse market or macroeconomic conditions or market volatility resulting from global economic developments, political unrest, high inflation, the post-COVID environment, future public health epidemics or other factors, could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms, or at all. To the extent that we raise additional capital through the sale of private or public equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, obtain funds through arrangement with collaborators on terms unfavorable to us or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of our stockholders.

We have incurred significant operating losses since our inception and, as of June 30, 2023, we have not yet generated revenues. We have funded our operations primarily with the net proceeds received from the issuance of preferred stock, common stock and convertible senior notes, net proceeds from the consummation of our Business Combination (as defined herein) and our Funding Agreements.

In addition, we anticipate that our expenses will increase substantially if, and as, we:

•
advance our clinical-stage product candidates through clinical development, including as we advance these candidates into later-stage clinical trials;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials;
•
hire additional clinical, quality control, medical, scientific and other technical personnel to support the clinical development of our product candidates;
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
•
make milestone, royalty or other payments due under the Pfizer License Agreement and any future in-license or collaboration agreements; and
•
make milestone, royalty, interest or other payments due under the Funding Agreements, our 2027 convertible senior notes, or the 2027 Notes, and any future financing or other arrangements with third parties.

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

Interest Income, Net

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

As permitted under ASC 825, Financial Instruments, we elected the fair value option for our financing liabilities, wherein the financial instruments were initially measured at their issue-date estimated fair value and are subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in the fair value of our financing liabilities, excluding the impact of the change in fair value attributable to instrument-specific credit risk, are separately presented as a component of other income (expense), net in our consolidated statements of operations and comprehensive loss. The portion of the fair value adjustment attributed to a change in the instrument-specific credit risk is recognized and separately presented as a component of other comprehensive income (loss). Changes in the fair value of our financing liabilities can result from changes to one or multiple inputs, including changes to discount rates, changes in the expected achievement or timing of any sales-based, development or regulatory milestones, changes in the amount or timing of expected net cash flows, changes in the probability or timing of certain clinical events, or changes in the assumed probability or timing associated with regulatory approval.

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

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements or our tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2023, we continue to maintain a full valuation allowance against all of our deferred tax assets based on our evaluation of all available evidence.

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

Results of Operations

The following table summarizes our results of operations:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Operating expenses:
Research and development	$74,081	$72,539	2%	$152,262	$127,562	19%
General and administrative	22,762	20,467	11%	44,132	37,974	16%
Total operating expenses	96,843	93,006	4%	196,394	165,536	19%
Loss from operations	(96,843)	(93,006)	4%	(196,394)	(165,536)	19%
Interest income, net	9,820	667	1372%	18,896	962	1864%
Interest expense	(2,640)	—	**	(5,276)	—	**
Other income (expense), net	(9,765)	1,868	(623)%	(20,855)	5,809	(459)%
Loss before income taxes	(99,428)	(90,471)	10%	(203,629)	(158,765)	28%
Income tax benefit (provision), net	(107)	—	**	(192)	—	**
Net loss	$(99,535)	$(90,471)	10%	$(203,821)	$(158,765)	28%

** – Not meaningful

Research and Development

The following table summarizes the components of research and development expense:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Tavapadon	$14,961	$14,107	6%	$29,440	$26,556	11%
Emraclidine	15,831	21,718	(27)%	37,802	31,391	20%
Darigabat	7,805	5,409	44%	13,352	10,820	23%
CVL-871	834	1,025	(19)%	1,778	1,905	(7)%
Other research and development programs	2,191	6,038	(64)%	7,284	12,004	(39)%
Unallocated	6,592	5,117	29%	12,270	9,544	29%
Personnel costs	18,620	14,323	30%	36,750	26,534	39%
Equity-based compensation	7,247	4,802	51%	13,586	8,808	54%
Total research and development	$74,081	$72,539	2%	$152,262	$127,562	19%

For the three and six months ended June 30, 2023, compared to the same periods in 2022, the increase in research and development expense was primarily due to an increase in personnel costs and equity-based compensation as we continue to expand capabilities to advance our pipeline. The increases in research and development expense for the comparative periods also reflect the advancement of our tavapadon and darigabat programs, including the initiation of our Phase 2 proof-of-concept trial for darigabat in panic disorder. Expenses associated with emraclidine for the comparative periods reflect an increase in expense incurred in the current year for the advancement of our two ongoing Phase 2 trials and the open-label extension trial in schizophrenia, and the initiation of our Phase 1 trial to support future development in Alzheimer's disease psychosis in December 2022, offset by a decrease in expense incurred in relation to our ambulatory blood pressure monitoring trial that was completed in December 2022. The decreases in other research and development programs for the comparative periods primarily reflect the timing of early-stage research and development activities and the timing of the NIDA reimbursement for our KORA program.

For the three and six months ended June 30, 2023, expense associated with other research and development programs was reduced by $1.8 million and $1.9 million, respectively, related to the reimbursement of certain research and development costs received from NIDA. For the three and six months ended June 30, 2022, expense associated with other research and development programs was reduced by $1.2 million and $2.1 million, respectively, related to reimbursements received from NIDA.

General and Administrative

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
General and administrative	$22,762	$20,467	11%	$44,132	$37,974	16%

For the three and six months ended June 30, 2023, compared to the same periods in 2022, the increases in general and administrative expense were primarily due to higher personnel costs, including equity-based compensation, partially offset by a reduction in spend associated with professional fees.

Interest Income, Net

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Interest income, net	$9,820	$667	1372%	$18,896	$962	1864%

Interest income, net primarily consists of interest earned on our cash, cash equivalents, marketable securities and restricted cash. For the three and six months ended June 30, 2023, compared to the same periods in 2022, the increases in interest income, net, were primarily due to higher average comparable cash, cash equivalent and marketable security balances and higher returns earned on our marketable securities.

Interest Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Interest expense	$(2,640)	$—	**	$(5,276)	$—	**

Interest expense consists of interest accrued on the principal balance of the 2027 Notes issued in August 2022 and the amortization of debt issuance costs. For additional information related to the 2027 Notes, please read Note 6, 2027 Convertible Senior Notes, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Other Income (Expense), Net

The following table summarizes the components of other income (expense), net:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Gain (loss) on fair value remeasurement of financing liability, related party	$(4,879)	$930	(625)%	$(10,420)	$2,900	(459)%
Gain (loss) on fair value remeasurement of financing liability	(4,879)	930	(625)%	(10,420)	2,900	(459)%
Other, net	(7)	8	(188)%	(15)	9	(267)%
Other income (expense), net	$(9,765)	$1,868	(623)%	$(20,855)	$5,809	(459)%

For the three and six months ended June 30, 2023, other income (expense), net primarily reflects net losses recognized on the fair value remeasurement of our financing liabilities associated with the Funding Agreements that were entered into in April 2021. The losses in the fair value remeasurement of our financing liabilities associated with the Funding Agreements were due to the impact of changes in market inputs, primarily volatility, and the passage of time.

For the three and six months ended June 30, 2022, other income (expense), net primarily reflects net gains recognized on the fair value remeasurement of our financing liabilities associated with the Funding Agreements that were entered into in April 2021. The gains in the fair value remeasurement of our financing liabilities associated with the Funding Agreements were due to the impact of changes in market inputs, primarily risk-free rates, partially offset by the passage of time.

For additional information related to the fair value of our financing liabilities associated with the Funding Agreements, please read Note 5, Financing Liabilities, and Note 7, Fair Value Measurements, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Liquidity and Capital Resources

Sources of Liquidity and Capital

We have incurred significant operating losses since our inception, and we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses totaled $203.8 million and $158.8 million for the six months ended June 30, 2023 and 2022, respectively. We have not yet generated revenues.

Our cash, cash equivalents and marketable securities totaled $825.1 million as of June 30, 2023. Until required for use in our business, we typically invest our cash in money market funds and investment grade short to intermediate-term fixed income securities. We attempt to minimize credit risk related to our cash, cash equivalents and marketable securities by maintaining balances primarily in custodial accounts only with accredited financial institutions and maintaining a well-diversified portfolio that limits the amount of exposure as to institution, maturity, and investment type.

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

In November 2021, we entered into an open market sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $250.0 million of our common stock from time-to-time in “at-the-market” offerings, or the ATM Program. As of June 30, 2023, no sales had been made pursuant to the ATM Program.

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

Working Capital

The following table summarizes our total working capital, defined as current assets less current liabilities:

	As of
(In thousands)	June 30, 2023	December 31, 2022	Change
Current assets	$751,673	$905,651	(17)%
Current liabilities	(65,560)	(72,564)	(10)%
Total working capital	$686,113	$833,087	(18)%

The decrease in working capital at June 30, 2023 from December 31, 2022, reflects a net decrease in total current assets of $154.0 million, partially offset by a net decrease in total current liabilities of $7.0 million.

The net decrease in total current assets was primarily driven by net cash flows used in operating activities, as discussed in further detail below.

The net decrease in current liabilities was primarily due to decreases in accrued expenses and other current liabilities, primarily related to the timing of payments associated with accrued employee compensation and other personnel costs, partially offset by increases in accrued external research and development services.

Cash Flows

The following table summarizes our sources and uses of cash:

	For the Six Months Ended June 30,
(In thousands)	2023	2022	Change
Net cash flows used in operating activities	$(172,250)	$(125,304)	37%
Net cash flows provided by investing activities	172,536	25,752	570%
Net cash flows provided by financing activities	39,049	42,419	(8)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$39,335	$(57,133)	(169)%

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

Net cash flows used in operating activities is derived by adjusting our net loss for:

•
non-cash items such as depreciation and amortization, adjustments to operating lease expense, equity-based compensation, amortization of debt issuance costs and amortization of premiums and accretion of discounts on marketable securities, changes in the fair value remeasurement of our financing liabilities; and
•
changes in operating assets and liabilities reflecting timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.

For the six months ended June 30, 2023, cash used in operating activities primarily reflects our net loss for the period of $203.8 million, adjusted for net non-cash adjustments totaling $41.3 million and a net change of $9.7 million in our net operating assets and liabilities. Our non-cash adjustments primarily consisted of $27.1 million of equity-based compensation expense and $20.8 million associated with the change in fair value of our financing liabilities, partially offset by $9.7 million of net accretion of discounts on marketable securities. The net changes in our operating assets and liabilities primarily reflect a net decrease in accrued expenses and other liabilities. The net decrease in accrued expenses and other liabilities was primarily related to the timing of payments associated with accrued employee compensation and other personnel costs, partially offset by increases in accruals related to external research and development services.

For the six months ended June 30, 2022, cash used in operating activities primarily reflects our net loss for the period of $158.8 million, adjusted for net non-cash adjustments totaling $15.8 million and a net change of $17.7 million in our net operating assets and liabilities. Our non-cash adjustments primarily consisted of $18.7 million of equity-based compensation expense, partially offset by the change in fair value of our financing liabilities totaling $5.8 million. The net changes in our operating assets and liabilities primarily reflects an increase in accrued expenses and other liabilities and a decrease in prepaid expenses and other current assets. The net increase in accrued expenses and other liabilities was primarily driven by increases in accruals related to external research and development and professional fees and consulting services, partially offset by decreases in accrued compensation and other personnel costs. The decrease in prepaid expenses and other current assets was primarily due to the recognition of expenses for prepaid insurance premiums, software licenses and advances related to clinical trial services.

Cash Flows Provided by Investing Activities

For the six months ended June 30, 2023, net cash provided by investing activities reflected $510.1 million of maturities and redemptions of marketable securities, partially offset by $335.1 million used for purchases of marketable securities and $2.4 million used for purchases of property and equipment.

For the six months ended June 30, 2022, net cash provided by investing activities reflected $170.6 million in maturities and redemptions of marketable securities, partially offset by $141.6 million used for purchases of marketable securities and $3.3 million used for purchases of property and equipment.

Cash Flows Provided by Financing Activities

For the six months ended June 30, 2023, net cash provided by financing activities primarily reflected $31.3 million of proceeds received under the Funding Agreements and $7.9 million of proceeds received from the exercise of stock options and purchases of stock under our employee stock purchase plan.

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

Our most significant contracts relate to agreements with CROs for clinical trials and preclinical studies, CMOs and other service providers for operating purposes, which we enter into in the normal course of business. These contracts are generally cancelable at any time by us following a certain period after notice and therefore, we believe that our non-cancelable obligations under these agreements are not material. In addition, we have obligations with respect to potential future royalties payable, contingent development, regulatory and commercial milestone payments and potential amounts related to uncertain tax positions. The timing and amount of such obligations are unknown or uncertain as of June 30, 2023.

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

Contract Research and Manufacturing Organizations

As of June 30, 2023 and December 31, 2022, we recorded accrued expenses of approximately $31.8 million and $30.8 million, respectively, in our condensed consolidated balance sheets for expenditures incurred by CROs and CMOs.

Tax Related Obligations

To date, we have not recognized any reserves related to uncertain tax positions. As of June 30, 2023 and December 31, 2022, we had no accrued interest or penalties related to uncertain tax positions.

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

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our most critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report, and a discussion of some of the significant estimates and assumptions made in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report is set forth in Note 3, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. There have been no changes to our critical accounting policies and estimates described in our Annual Report that have materially impacted operating results for the three and six months ended June 30, 2023.

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

We had cash, cash equivalents and marketable securities of $825.1 million and $950.2 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, these balances consisted of bank deposits, highly liquid money market funds and investment grade short to intermediate-term fixed income securities.

Interest Rate Sensitivity

The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of June 30, 2023, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $3.1 million to our interest rate sensitive instruments. As of December 31, 2022, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $3.6 million to our interest rate sensitive instruments. Fluctuations in interest rates have not been significant for us in any periods presented.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $203.8 million and $158.8 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we have not yet generated revenues. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

We anticipate that our expenses will increase substantially if, and as, we:

•
advance our clinical-stage product candidates through clinical development, including as we advance these candidates into later-stage clinical trials;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials;
•
hire additional clinical, quality control, medical, scientific and other technical personnel to support the clinical development of our product candidates;
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

We cannot be certain that additional funding will be available on acceptable terms, or at all. For instance, the trading prices for our common stock and for other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our equity or debt securities or such sales may be on unfavorable terms. Similarly, adverse market or macroeconomic conditions or market volatility resulting from global economic developments, political unrest, high inflation, the post-COVID environment, future public health epidemics or other factors, could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms, or at all. To the extent that we raise additional capital through the sale of private or public equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, obtain funds through arrangement with collaborators on terms unfavorable to us or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of our stockholders.

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

Business interruptions resulting from the COVID-19 pandemic, the post-COVID environment and other public health crises could cause a disruption of the development of our product candidates and adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. For instance, the COVID-19 pandemic and the post-COVID environment, including supply chain, labor market and other disruptions, as well as volatility in the global financial markets, in each case, driven by the pandemic, have impacted and may further impact our clinical trials or preclinical studies. For instance, certain of our clinical trials, including our Phase 3 trials of tavapadon for the treatment of Parkinson’s, our Phase 2a trial of CVL-871 for the treatment of dementia-related apathy and our Phase 1 trial of emraclidine in elderly healthy volunteers to support development in Alzheimer's disease psychosis, predominantly enroll elderly subjects, and we remain particularly vigilant about patient safety given the elderly nature of these populations. While we have taken measures to revise clinical trial protocols to allow for remote visits, including home delivery of study medication, home health care visits to collect safety data and telemedicine visits to collect clinician-based trial assessments, such measures may not be sufficient to prevent missing data from impacting trial outcomes or delays in enrollment and trial completion caused by COVID-19. The primary endpoint in our monotherapy early-stage Parkinson’s trials is based, in part, on a physical assessment of motor symptoms performed by a clinician, which cannot be completed remotely, and, if a substantial number of subjects are unable to complete in-person assessments, the completeness and interpretability of the data that we are able to collect from these trials or our other clinical trials would be impacted, which may create data integrity challenges, require changes to the statistical analysis plan, require the enrollment of additional subjects or otherwise negatively affect our ability to use such data to obtain regulatory approval. Similarly, if patients are reluctant to participate in our trials due to fears of COVID-19 infection resulting from regular visits to a healthcare facility or unable to comply with clinical trial protocols due to quarantines or travel restrictions that impede patient movement or interrupt healthcare services, we may not be able to meet our current trial completion timelines. In addition, Paxlovid, a treatment for COVID-19 approved in the U.S. and Europe, is contraindicated for concurrent use with some of our product candidates. As such, increased use of Paxlovid in the general population may cause delays in enrollment or increase the early termination rate in our clinical trials, which may impact our expected clinical trial timelines.

In addition, COVID-19, the post-COVID environment or future public health crises may impact our ability to retain principal investigators and site staff for our clinical trials. For instance, healthcare providers may have heightened exposure to COVID-19 or may be impacted due to prioritization of hospital resources toward the pandemic and restrictions on travel. Our clinical trial sites may be located in geographies that are disproportionately affected by the COVID-19 pandemic or actions taken by governmental and health authorities to address the pandemic. Furthermore, as a result of supply chain, labor market and other disruptions driven by the pandemic and the post-COVID environment, COVID-19 has impacted and may further negatively affect our operations or the operations of our vendors, suppliers and business partners, including the third-party contract research organizations, or CROs, clinical sites and other vendors that we rely upon to carry out our clinical trials or the operations of our third-party manufacturers and other suppliers, which could result in delays or disruptions in the supply of our product candidates. The negative impact COVID-19 or the post-COVID environment has on patient enrollment, site staffing or treatment or the timing and execution of our clinical trials has caused and could cause further delays to our clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business and financial results. COVID-19 and the post-COVID environment have also caused volatility in the global financial markets, including inflationary headwinds, which may negatively affect our ability to raise additional capital on attractive terms or at all.

The extent to which COVID-19 and the post-COVID environment impact our business, results of operations and financial condition will depend on future developments, including new variants or subvariants, which may impact rates of infection and the extent and effectiveness of actions to contain COVID-19 or treat its impact, including vaccination campaigns, COVID-19 treatments and lockdown measures, among others. In addition, recurrences or additional waves of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage were to experience prolonged business shutdowns or other disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.

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

For instance, enrollment in our Phase 3 TEMPO program of tavapadon in Parkinson’s has been impacted due to residual post-COVID landscape challenges and other factors. Following a detailed review of all environmental factors, data are expected from TEMPO-3 in the first half of 2024 and TEMPO-1 and TEMPO-2 in the second half of 2024. Furthermore, we are currently evaluating darigabat in a Phase 2 proof-of-concept trial in focal epilepsy, known as REALIZE. The recent approval and increased uptake of certain partial-onset seizure treatments, which are contraindicated in the REALIZE trial, as well as patients not meeting the necessary seizure frequency requirements and post-COVID landscape challenges at the clinical trial sites, have impacted our expected timeline for this trial. As a result, data from the REALIZE trial are expected mid-year 2024. Due to recent slower-than-expected enrollment in the U.S. and delays in the startup of certain ex-U.S. clinical sites, data for both Phase 2 EMPOWER trials of emraclidine in schizophrenia are now expected in the second half of 2024. Because certain of the prior clinical trials of our product candidates were terminated prior to the conclusion of the trial, we may experience challenges in recruiting principal investigators and patients to participate in ongoing and future clinical trials for such product candidates if we are unable to sufficiently demonstrate the potential of such product candidates to them. In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Furthermore, if significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our trials and patients may drop out of our trials. Finally, business disruptions, including those relating to natural disasters, geopolitical incidents or macroeconomic conditions, may disrupt our clinical trials. For instance, certain of our ongoing clinical trials include select clinical sites located in Ukraine. The ongoing war in Ukraine has impacted and may further impact our ability to collect and interpret data from patients who were enrolled at those clinical sites, and further disruptions at those clinical sites may result in delays to our clinical trials. We will continue to closely monitor the rapidly evolving geopolitical situation in Ukraine and its impact on our clinical trial operations and timelines. We may from time to time implement mitigation measures to improve patient enrollment, but such mitigation measures may not sufficiently improve enrollment in a timely enough fashion (for instance, it could take longer than we expect to add new clinical sites, especially in new countries, and we may not be able to sufficiently increase enrollment at existing clinical sites), may have a negative impact on the quality of our data or may result in increased costs.

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

Our pipeline includes product candidates for a variety of neuroscience diseases. There is no precise method of establishing the actual number of patients with any of these disorders in any geography over any time period. With respect to many of the indications in which we have developed, are developing, or plan to develop our product candidates, we have estimates of the prevalence of the disease or disorder. Our estimates as to prevalence may not be accurate, and the actual prevalence or addressable patient population for some or all of those indications, or any other indication that we elect to pursue, may be significantly smaller than our estimates. In estimating the potential prevalence of indications we are pursuing, or may in the future pursue, including our estimates as to the prevalence of Parkinson’s, epilepsy and schizophrenia, we apply assumptions to available information that may not prove to be accurate. In each case, there is a range of estimates in the published literature and in marketing studies, which include estimates within the range that are lower than our estimates. The actual number of patients with these disease indications may, however, be significantly lower than we believe. Even if our prevalence estimates are correct, our product candidates may be developed for only a subset of patients with the relevant disease or disorder or our products, if approved, may be indicated for or used by only a subset. Moreover, certain of our product candidates are being developed for indications that are novel, such as dementia-related apathy. In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we may have difficulties in enrolling patients in our clinical trials, which may delay or prevent development of our product candidates. For instance, due to slower-than-expected enrollment, the timing for data from our CVL-871 Phase 2a trial in dementia-related apathy is under review. If any of our product candidates are approved and our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for our product candidates for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to revenues or profits.

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

As of June 30, 2023, we had 322 full-time employees. Our focus on the development of multiple initial product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. If we are not able to effectively expand our organization by hiring new qualified employees, our clinical trials may be delayed or terminated, we may not be able to successfully execute the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our development and commercialization goals.

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

As of June 30, 2023, Bain Investor and Pfizer own, collectively, approximately 55.6% of the outstanding shares of our common stock. Furthermore, so long as they own certain specified amounts of our equity securities, Bain Investor and Pfizer have certain rights to nominate our directors. As long as such entities each own or control a significant percentage of outstanding voting power, they will have the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Some or all of these entities may have interests different than yours. For example, because these entities acquired their shares at prices substantially below the price at which other stockholders may have purchased shares or have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

Currently, 10 of our 12 directors are independent directors, and we have an independent nominating and corporate governance committee and an independent compensation committee. However, for as long as the “controlled company” exemption is available, our board of directors in the future may not consist of a majority of independent directors and may not have an independent nominating and corporate governance committee or compensation committee. As a result, in the future, you may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq rules regarding corporate governance.

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

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of products have been a focus in this effort. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical products, limiting coverage and the amount of reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. For instance, in August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. In particular, the IRA allows CMS to begin negotiating prices for certain high-cost Medicare-covered small molecule drugs after they have spent seven years on the market. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. All of our disclosed product candidates are small molecule drugs and certain of them are being developed in indications that may rely heavily on Medicare reimbursement, such as Parkinson’s disease and Alzheimer’s disease psychosis. Accordingly, these new price-negotiation provisions may have a negative impact on our future revenue and profits. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effect of IRA on our business and the healthcare industry in general is not yet fully known. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our revenue generated from the sale of any approved products. Even if we do receive a favorable coverage determination for our products by third-party payors, coverage policies and third-party payor reimbursement rates may change at any time.

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

Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

•
the timing and success or failure of clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry,
•
our ability to successfully recruit and retain subjects for clinical trials, and any delays caused by difficulties in such efforts;
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

As of June 30, 2023, we had $543.9 million of liabilities, including $112.3 million of secured financing liabilities pursuant to the Funding Agreements and $336.4 million aggregate carrying value of indebtedness pursuant to the 2027 Notes. We may also incur additional indebtedness (including financial liabilities) to meet future financing needs. We are not restricted under the terms of the Indenture from incurring additional debt, securing then-existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the Indenture that could have the effect of diminishing our ability to make payments on our indebtedness, including the 2027 Notes, when due.

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
•
potential or actual breach of statutory, regulatory or contractual obligations, including obligations that require us to maintain letters of credit or other credit support arrangements; or
•
termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 11, 2023, Marijn Dekkers, a member of the registrant’s board of directors, adopted a trading plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c), providing for the sale of up to an aggregate of 28,540 shares of the registrant’s common stock through November 6, 2023 pursuant to the terms of the plan.

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

10.1*	Waiver, dated as of April 27, 2023, by and among Cerevel Therapeutics Holdings, Inc. and the investors party thereto.
10.2*	Non-Employee Director Compensation Policy, as amended.
10.3*	Form of Performance Restricted Stock Unit Award Agreement.
10.4*	Employment Agreement, dated as of May 1, 2023, between Cerevel Therapeutics, LLC and Ronald Renaud.
10.5*	Employment Agreement, dated as of April 14, 2023, between Cerevel Therapeutics, LLC and Susan Altschuller.
10.6*	Employment Agreement, dated as of June 12, 2023, between Cerevel Therapeutics, LLC and Paul Burgess.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101.*)

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

CEREVEL THERAPEUTICS HOLDINGS, INC.

Date: August 2, 2023	By:	/s/ Ron Renaud
Ron Renaud
Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2023	By:	/s/ Susan Altschuller
Susan Altschuller, Ph.D.
Chief Financial Officer (Principal Financial Officer)