Form 10-Q
period 2023-09-30
Cerevel Therapeutics Holdings, Inc.
filed 2023-11-01
CIK 1805387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 27, 2023, the registrant had 180,278,078 shares of common stock, par value $0.0001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, or this Quarterly Report, may constitute “forward-looking statements” for purposes of the federal securities laws, including the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” “can,” “target,” “future” or the negative of these terms or similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:

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
•
the effect of adverse market or macroeconomic conditions, including, among others, inflation, interest rates and economic uncertainty, market volatility resulting from global political or economic developments, war, international hostilities and terrorism, any future public health epidemics or outbreaks of infectious disease, the residual post-COVID environment and other factors on any of the foregoing or other aspects of our business operations, including but not limited to our clinical trials and other product development activities, healthcare systems and the global economy as a whole; and
•
other risks and uncertainties, including those listed under the section titled “Risk Factors.”

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions or important factors that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the sections titled “Summary of Material Risks Associated with Our Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that we consider immaterial, or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and per share data)

(Unaudited)

	As of
	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$155,721	$136,521
Marketable securities	521,161	755,509
Prepaid expenses and other current assets	10,904	13,621
Total current assets	687,786	905,651
Marketable securities	81,340	58,126
Property and equipment, net	26,613	27,467
Operating lease assets	20,580	21,820
Restricted cash	1,960	1,867
Other long-term assets	3,683	2,891
Total assets	$821,962	$1,017,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,541	$10,061
Accrued expenses and other current liabilities	64,021	59,604
Operating lease liabilities, current portion	3,276	2,899
Total current liabilities	78,838	72,564
Operating lease liabilities, net of current portion	28,673	31,190
Financing liability, related party (Notes 5, 7 and 15)	52,278	28,674
Financing liability (Notes 5 and 7)	52,278	28,674
2027 convertible senior notes, net (Note 6)	336,933	335,482
Total liabilities	549,000	496,584
Commitments and contingencies (Notes 13 and 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value: 500,000,000 shares authorized; 157,564,704 and 156,502,285 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	16	16
Additional paid-in capital	1,539,201	1,485,880
Accumulated other comprehensive income (loss)	1,682	3,097
Accumulated deficit	(1,267,937)	(967,755)
Total stockholders’ equity	272,962	521,238
Total liabilities and stockholders’ equity	$821,962	$1,017,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share amounts and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$85,252	$71,385	$237,514	$198,947
General and administrative	26,055	23,680	70,187	61,654
Total operating expenses	111,307	95,065	307,701	260,601
Loss from operations	(111,307)	(95,065)	(307,701)	(260,601)
Interest income, net	9,891	3,992	28,787	4,954
Interest expense	(2,644)	(1,286)	(7,920)	(1,286)
Other income (expense), net (including related party amounts), (Notes 5, 7 and 15)	7,822	(7,579)	(13,033)	(1,770)
Loss before income taxes	(96,238)	(99,938)	(299,867)	(258,703)
Income tax benefit (provision), net	(123)	—	(315)	—
Net loss	$(96,361)	$(99,938)	$(300,182)	$(258,703)
Net loss per share, basic and diluted	$(0.61)	$(0.66)	$(1.91)	$(1.73)
Weighted-average shares used in calculating net loss per share, basic and diluted	157,498,891	152,304,645	157,069,093	149,544,252

Comprehensive loss:
Net loss	$(96,361)	$(99,938)	$(300,182)	$(258,703)
Other comprehensive income (loss):
Changes in fair value attributable to instrument-specific credit risk (including related party amounts), (Notes 5, 7 and 15)	(70)	(1,364)	(2,942)	9,466
Unrealized gains (losses) on securities available-for-sale	610	(1,430)	1,527	(3,286)
Total other comprehensive income (loss)	540	(2,794)	(1,415)	6,180
Comprehensive loss	$(95,821)	$(102,732)	$(301,597)	$(252,523)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2022	156,502,285	$16	$1,485,880	$3,097	$(967,755)	$521,238
Issuance of common stock under equity incentive plans related to exercise of options	257,824	—	1,574	—	—	1,574
Equity-based compensation expense	—	—	12,592	—	—	12,592
Other comprehensive income	—	—	—	591	—	591
Net loss	—	—	—	—	(104,286)	(104,286)
Balance at March 31, 2023	156,760,109	$16	$1,500,046	$3,688	$(1,072,041)	$431,709
Issuance of common stock under equity incentive plans related to vesting of restricted stock units (RSUs)	4,733	—	—	—	—	—
Issuance of common stock under equity incentive plans related to exercise of options	565,479	—	5,193	—	—	5,193
Issuance of common stock under employee stock purchase plan (ESPP)	44,514	—	1,171	—	—	1,171
Equity-based compensation expense	—	—	14,508	—	—	14,508
Other comprehensive loss	—	—	—	(2,546)	—	(2,546)
Net loss	—	—	—	—	(99,535)	(99,535)
Balance at June 30, 2023	157,374,835	$16	$1,520,918	$1,142	$(1,171,576)	$350,500
Issuance of common stock under equity incentive plans related to exercise of options	189,869	—	1,195	—	—	1,195
Equity-based compensation expense	—	—	17,088	—	—	17,088
Other comprehensive income	—	—	—	540	—	540
Net loss	—	—	—	—	(96,361)	(96,361)
Balance at September 30, 2023	157,564,704	$16	$1,539,201	$1,682	$(1,267,937)	$272,962

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2021	147,719,523	$15	$1,195,944	$(986)	$(616,244)	$578,729
Issuance of common stock under equity incentive plans related to vesting of RSUs	14,270	—	—	—	—	—
Issuance of common stock under equity incentive plans related to exercise of options	449,005	—	2,854	—	—	2,854
Equity-based compensation expense	—	—	8,558	—	—	8,558
Other comprehensive loss	—	—	—	(348)	—	(348)
Net loss	—	—	—	—	(68,294)	(68,294)
Balance at March 31, 2022	148,182,798	$15	$1,207,356	$(1,334)	$(684,538)	$521,499
Issuance of common stock under equity incentive plans related to vesting of RSUs	14,270	—	—	—	—	—
Issuance of common stock under equity incentive plans related to exercise of options	160,623	—	1,471	—	—	1,471
Issuance of common stock under ESPP	37,591	—	845	—	—	845
Equity-based compensation expense	—	—	10,148	—	—	10,148
Other comprehensive income	—	—	—	9,322	—	9,322
Net loss	—	—	—	—	(90,471)	(90,471)
Balance at June 30, 2022	148,395,282	$15	$1,219,820	$7,988	$(775,009)	$452,814
Issuance of common stock related to follow-on offering, net of offering costs	7,250,000	1	238,099	—	—	238,100
Issuance of common stock under equity incentive plans related to exercise of options	598,526	—	5,484	—	—	5,484
Equity-based compensation expense	—	—	9,696	—	—	9,696
Other comprehensive loss	—	—	—	(2,794)	—	(2,794)
Net loss	—	—	—	—	(99,938)	(99,938)
Balance at September 30, 2022	156,243,808	$16	$1,473,099	$5,194	$(874,947)	$603,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(300,182)	$(258,703)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	4,123	3,608
Adjustments to operating lease expense	(886)	(753)
Equity-based compensation	44,188	28,402
Change in fair value of financing liabilities (including related party amounts), (Notes 5, 7 and 15)	13,016	1,800
Non-cash interest expense	1,451	232
Amortization of premiums and accretion of discounts on marketable securities	(14,175)	(926)
Other non-cash items	(8)	—
Changes in operating assets and liabilities, net:
Prepaid expenses and other current assets	2,938	3,546
Other assets	(1,194)	(456)
Accounts payable	1,759	4,237
Accrued expenses and other liabilities	4,089	13,304
Net cash flows used in operating activities	(244,881)	(205,709)
Cash flows from investing activities:
Purchases of marketable securities	(548,214)	(713,249)
Maturities and redemptions of marketable securities	775,050	354,647
Purchases of property and equipment	(2,906)	(3,500)
Net cash flows provided by (used in) investing activities	223,930	(362,102)
Cash flows from financing activities:
Proceeds from issuance of common stock related to follow-on offering, net of offering costs	—	238,320
Proceeds from the exercise of stock options and ESPP purchases	9,133	10,654
Proceeds from financing liability, related party	15,625	18,750
Proceeds from financing liability	15,625	18,750
Proceeds from issuance of 2027 convertible senior notes, net of offering costs	—	334,837
Deferred costs related to financing activities	(139)	(251)
Net cash flows provided by financing activities	40,244	621,060
Net increase in cash, cash equivalents and restricted cash	19,293	53,249
Cash, cash equivalents and restricted cash, beginning of the period	138,388	197,218
Cash, cash equivalents and restricted cash, end of the period	$157,681	$250,467
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$155,721	$248,600
Restricted cash	1,960	1,867
Total cash, cash equivalents and restricted cash	$157,681	$250,467
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,601	$—
Supplemental cash flow disclosures from non-cash investing and financing activities:
Fixed asset additions included in accounts payable and other current liabilities	$603	$405
Offering costs included in accounts payable and other current liabilities	$—	$125
Reclassification of deferred financing costs to additional paid-in capital	$—	$158

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

We are a clinical-stage biopharmaceutical company pursuing a targeted approach to neuroscience that combines a deep understanding of disease-related biology and neurocircuitry of the brain with advanced chemistry and central nervous system target receptor selective pharmacology to discover and design new therapies. We seek to transform the lives of patients through the development of new therapies for neuroscience diseases, including schizophrenia, Alzheimer’s disease psychosis, epilepsy, panic disorder and Parkinson’s disease. We are advancing our extensive and diverse pipeline with numerous clinical trials underway or planned, including three ongoing Phase 3 trials and an open-label extension trial for tavapadon in Parkinson’s, two ongoing Phase 2 trials and an open-label extension trial for emraclidine in schizophrenia, an ongoing Phase 2 proof-of-concept trial and an open-label extension trial for darigabat in focal epilepsy and an ongoing Phase 2 proof-of-concept trial for darigabat in panic disorder.

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

Our unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred significant operating losses since our inception and, as of September 30, 2023, have not yet generated revenues. In addition, we anticipate that our expenses will increase significantly in connection with our ongoing activities to support our research, discovery and clinical development efforts and we expect to continue to incur significant expenses and operating losses for the foreseeable future.

We have funded our operations primarily with the net proceeds received from the issuance of preferred stock, common stock and convertible senior notes, net proceeds from the consummation of our Business Combination (as defined in Note 15, Related Parties, to these unaudited condensed consolidated financial statements), and our Funding Agreements (as defined in Note 5, Financing Liabilities, to these unaudited condensed consolidated financial statements). We believe that our available cash, cash equivalent and marketable securities as of September 30, 2023, will enable us to fund our operating expense and capital expenditure requirements through at least 12 months from the issuance date of these financial statements.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and nine months ended September 30, 2023 and 2022, are not necessarily indicative of the results for the entire fiscal year or any other period. Our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022, have been prepared on the same basis as and should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report.

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

Restricted Cash

In connection with our entering into the lease agreement for our headquarters in Cambridge, MA, in July 2019, we were required to provide a security deposit in the form of a letter of credit. We have classified this amount as restricted cash in our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.

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

As of September 30, 2023 and December 31, 2022, the estimated fair value of the financing liability related to potential amounts payable to Bain under the Bain Funding Agreement, which is reflected in our condensed consolidated balance sheets as financing liability, related party, totaled approximately $52.3 million and $28.7 million, respectively. As of September 30, 2023 and December 31, 2022, the estimated fair value of the financing liability related to potential amounts payable to NovaQuest under the NovaQuest Funding Agreement, which is reflected in our condensed consolidated balance sheets as financing liability, totaled approximately $52.3 million and $28.7 million, respectively.

Changes in estimated fair value of the financing liabilities in our unaudited condensed consolidated statements of operations and comprehensive loss are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Financing liability, related party
Change in fair value recognized in other income (expense), net	$3,912	$(3,800)	$(6,508)	$(900)
Change in fair value attributable to instrument-specific credit risk recognized in other comprehensive income (loss)	(35)	(682)	(1,471)	4,733
Financing liability
Change in fair value recognized in other income (expense), net	$3,912	$(3,800)	$(6,508)	$(900)
Change in fair value attributable to instrument-specific credit risk recognized in other comprehensive income (loss)	(35)	(682)	(1,471)	4,733

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

6. 2027 Convertible Senior Notes

In August 2022, we completed the offering of $345.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2027 (the 2027 Notes). The aggregate net proceeds from the 2027 Notes offering totaled approximately $334.8 million, after deducting the initial purchasers’ discounts of $9.5 million and other offering expenses of approximately $0.7 million. We accounted for the debt issuance costs as a debt discount for accounting purposes, which was recorded as a reduction in the carrying value of the debt in our unaudited condensed consolidated balance sheet and is being amortized to interest expense using the effective interest method over the expected life of the 2027 Notes, or approximately their five-year term.

The 2027 Notes accrue interest at a rate of 2.50% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2023. As of September 30, 2023 and December 31, 2022, accrued interest on the 2027 Notes of $1.1 million and $3.2 million was included in accrued expenses and other current liabilities in our condensed consolidated balance sheets, respectively.

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

The net carrying amount of the 2027 Notes included in our condensed consolidated balance sheets consisted of the following:

	As of
(In thousands)	September 30, 2023	December 31, 2022
Principal amount	$345,000	$345,000
Unamortized debt discount	(8,067)	(9,518)
Net carrying amount	$336,933	$335,482

The following table sets forth the total interest expense related to the 2027 Notes recognized in interest expense in our unaudited condensed consolidated statements of operations and comprehensive loss for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Contractual interest expense	$2,157	$1,054	$6,469	$1,054
Amortization of debt issuance costs	487	232	1,451	232
Total interest expense	$2,644	$1,286	$7,920	$1,286
Effective interest rate	3.1%	3.1%	3.1%	3.1%

Future minimum payments under the 2027 Notes as of September 30, 2023, are as follows (in thousands):

Fiscal year ended December 31, 2023(1)	$—
Fiscal year ended December 31, 2024	8,625
Fiscal year ended December 31, 2025	8,625
Fiscal year ended December 31, 2026	8,625
Fiscal year ended December 31, 2027	353,625
Thereafter	—
Total future payments	$379,500
Less: amounts representing interest	(34,500)
Total principal amount	$345,000

(1) For the three months ended December 31, 2023.

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

7. Fair Value Measurements

The tables below present information about our assets and liabilities that are measured and carried at fair value on a recurring basis and indicate the level within the fair value hierarchy of the inputs we utilized to determine such fair values:

As of September 30, 2023 (In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents
Money market funds	$154,980	$—	$—	$154,980
Marketable securities (current)
U.S. government treasuries	9,570	—	—	9,570
U.S. government agencies	—	280,153	—	280,153
Commercial paper	—	231,438	—	231,438
Marketable securities (non-current)
U.S. government treasuries	58,881	—	—	58,881
U.S. government agencies	—	22,459	—	22,459
Restricted cash
Money market account	1,960	—	—	1,960
Total assets	$225,391	$534,050	$—	$759,441
Liabilities:
Financing liability, related party	$—	$—	$52,278	$52,278
Financing liability	—	—	52,278	52,278
Total liabilities	$—	$—	$104,556	$104,556

As of December 31, 2022 (In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents
Money market funds	$136,521	$—	$—	$136,521
Marketable securities (current)
U.S. government treasuries	103,238	—	—	103,238
U.S. government agencies	—	165,555	—	165,555
Corporate debt securities	—	9,416	—	9,416
Commercial paper	—	477,300	—	477,300
Marketable securities (non-current)
U.S. government agencies	—	58,126	—	58,126
Restricted cash
Money market funds	1,867	—	—	1,867
Total assets	$241,626	$710,397	$—	$952,023
Liabilities:
Financing liability, related party	$—	$—	$28,674	$28,674
Financing liability	—	—	28,674	28,674
Total liabilities	$—	$—	$57,348	$57,348

There have been no changes in valuation techniques, inputs utilized or transfers between fair measurement levels in the periods presented. The fair value of our Level 2 instruments were determined using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly. We validate the prices provided by our third-party pricing services by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of September 30, 2023 and December 31, 2022.

The carrying amounts reflected in our condensed consolidated balance sheets for our cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term nature of these assets and liabilities. As of September 30, 2023, our financing liabilities represented our only Level 3 assets or liabilities carried at fair market value. Changes in the fair value remeasurement of our financing liabilities can result from changes in one or multiple inputs, including adjustments to discount rates, changes in the expected achievement or timing of any sales-based, development or regulatory milestones, changes in the amount or timing of expected net cash flows, changes in the probability or timing of certain clinical events, or changes in the assumed probability or timing associated with regulatory approval. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.

Marketable Securities

The estimated fair value and amortized cost of our available-for-sale marketable debt securities, by contractual maturity and security type, are summarized as follows:

As of September 30, 2023 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less
U.S. government treasuries	$9,633	$—	$(63)	$9,570
U.S. government agencies	281,053	—	(900)	280,153
Commercial paper	231,729	2	(293)	231,438
Due after one year through two years
U.S. government treasuries	59,015	—	(134)	58,881
U.S. government agencies	22,474	—	(15)	22,459
Total marketable securities	$603,904	$2	$(1,405)	$602,501

As of December 31, 2022 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less
U.S. government treasuries	$103,800	$—	$(562)	$103,238
U.S. government agencies	166,327	15	(787)	165,555
Corporate debt securities	9,454	—	(38)	9,416
Commercial paper	478,657	71	(1,428)	477,300
Due after one year through two years
U.S. government agencies	58,327	7	(208)	58,126
Total marketable securities	$816,565	$93	$(3,023)	$813,635

We had no realized gains or losses recognized on the sale or maturity of marketable securities during the nine months ended September 30, 2023 and 2022. To date, we have not recognized any allowances for credit losses or impairments in relation to our available-for-sale marketable securities as these marketable securities are comprised of high credit quality, investment grade securities that we do not intend or expect to be required to sell prior to their anticipated recovery, and the decline in fair value of these securities is attributable to factors other than credit losses. All marketable securities with unrealized losses presented in the previous tables have been in a continuous unrealized loss position for less than 12 months or the loss is not material. Based on our evaluation, we determined credit losses related to marketable securities were immaterial for the three and nine months ended September 30, 2023.

The weighted average maturity of our marketable securities as of September 30, 2023 and December 31, 2022 was approximately seven months and five months, respectively.

Financing Liabilities

Upon execution of the Funding Agreements, we determined that the agreements qualified for election under the fair value option and initially measured the financial instruments at their issue-date estimated fair value. We revalue the related financial liabilities on a recurring basis at each reporting period.

As of September 30, 2023, the financing liability, related party and financing liability each totaled approximately $52.3 million. We determined their respective estimated fair values using a Monte Carlo simulation model under the income approach determined by using probability assessments of the expected future cash receipts and expected future cash payments and a discount rate of approximately 11.0% and 10.0% as of September 30, 2023 and December 31, 2022, respectively. The probability assessments of the expected future cash receipts and expected future payments and the timing of expected future repayments are based on significant inputs that are not observable in the market and are subject to remeasurement at each reporting date.

The following table provides a rollforward of the estimated fair value associated with our combined total financing liabilities:

For the Nine Months Ended September 30,
(In thousands)	2023
Beginning balance, total financing liabilities	$57,348
Funding commitment received	31,250
Change in fair value recognized in other (income) expense, net	13,016
Change in fair value attributable to instrument-specific credit risk recognized in other comprehensive (income) loss	2,942
Ending balance, total financing liabilities	$104,556

For additional information related to the fair value of our financing liability and financing liability, related party, please read Note 5, Financing Liabilities, to these unaudited condensed consolidated financial statements.

2027 Convertible Senior Notes

The fair value of the 2027 Notes, which were issued in August 2022, may differ from the carrying value. The fair value is determined utilizing prices for the 2027 Notes observed in market trading. As the market for the trading of the 2027 Notes is not considered to be an active market, the estimate of fair value is considered a Level 2 measurement. As of September 30, 2023, the estimated fair value of the 2027 Notes, which have an aggregate carrying value of $336.9 million, was $277.5 million.

For additional information related to the 2027 Notes, please read Note 6, 2027 Convertible Senior Notes, to these unaudited condensed consolidated financial statements.

8. Financial Statement Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
(In thousands)	September 30, 2023	December 31, 2022
Prepaid clinical trial services	$2,341	$2,872
Prepaid research and development expenses	1,166	1,228
Prepaid insurance	636	2,460
Other prepaid expenses	2,662	3,556
Interest receivable	3,409	2,046
Other	690	1,459
Prepaid expenses and other current assets	$10,904	$13,621

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
(In thousands)	September 30, 2023	December 31, 2022
Computer equipment and software	$1,046	$996
Furniture and fixtures	459	459
Laboratory equipment	12,225	9,489
Leasehold improvements	23,466	23,461
Construction in progress	578	321
Less: Accumulated depreciation	(11,161)	(7,259)
Property and equipment, net	$26,613	$27,467

Other Long-Term Assets

Other long-term assets consisted of the following:

	As of
(In thousands)	September 30, 2023	December 31, 2022
Other prepaid expenses, net of current portion	$2,190	$1,792
Deferred expenses associated with financing activities	287	286
Other	1,206	813
Other long-term assets	$3,683	$2,891

As of September 30, 2023 and December 31, 2022, other prepaid expenses, net of current portion, primarily consisted of deposits paid under certain contract research organization agreements that will be held until the completion of the related clinical trials that are anticipated to end more than 12 months from the balance sheet date.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
(In thousands)	September 30, 2023	December 31, 2022
Accrued external research and development services	$46,510	$33,967
Accrued compensation and personnel costs	12,362	19,057
Accrued property and equipment	556	40
Accrued professional fees and consulting services	2,089	2,187
Accrued interest	1,078	3,210
Other	1,426	1,143
Accrued expenses and other current liabilities	$64,021	$59,604

Other Income (Expense), net

Other income (expense), net consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Gain (loss) on fair value remeasurement of financing liability, related party	$3,912	$(3,800)	$(6,508)	$(900)
Gain (loss) on fair value remeasurement of financing liability	3,912	(3,800)	(6,508)	(900)
Other, net	(2)	21	(17)	30
Other income (expense), net	$7,822	$(7,579)	$(13,033)	$(1,770)

9. Stockholders’ Equity

Preferred Stock

Pursuant to the terms of our certificate of incorporation, we have 10,000,000 authorized shares of preferred stock, par value $0.0001 per share, all of which shares of preferred stock are undesignated. Our board of directors or any authorized committee thereof is expressly authorized, without further action by our stockholders, to issue such shares of preferred stock from time to time on terms it may determine, to divide shares of preferred stock into one or more series and to fix the designations, preferences, privileges and restrictions of preferred stock. There were no issued and outstanding shares of preferred stock as of September 30, 2023 and December 31, 2022.

Common Stock

Pursuant to the terms of our certificate of incorporation, we have 500,000,000 authorized shares of common stock, par value $0.0001 per share. There were 157,564,704 and 156,502,285 shares of common stock issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.

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

ATM Program

In November 2021, we entered into an open market sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $250.0 million of our common stock from time-to-time in “at-the-market” offerings (the ATM Program). As of September 30, 2023 and December 31, 2022, no sales had been made pursuant to the ATM Program.

10. Equity-Based Compensation

Equity-based Compensation Expense

The following table summarizes equity-based compensation expense included in our unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Research and development	$6,751	$4,438	$20,337	$13,246
General and administrative	10,337	5,258	23,851	15,156
Total equity-based compensation expense included in total operating expense	$17,088	$9,696	$44,188	$28,402

The following table summarizes equity-based compensation expense by award type included in our unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Stock options	$13,793	$9,551	$38,105	$27,853
Restricted stock units	1,808	31	3,846	59
Performance restricted stock units	1,309	—	1,565	—
Employee stock purchase plan	178	114	672	490
Total equity-based compensation expense included in total operating expense	$17,088	$9,696	$44,188	$28,402

Stock Options

Stock options granted during the nine months ended September 30, 2023 and 2022 had a weighted average grant-date fair value of $25.48 and $23.23, respectively. The weighted-average assumptions that we used to determine the fair value of stock options granted to employees and directors are summarized as follows:

	For the Nine Months Ended September 30,
	2023	2022
Risk free interest rate	3.79%	2.15%
Expected term (in years)	6.06	6.04
Expected volatility	89.4%	96.1%
Expected dividend yield	0.0%	0.0%

As of September 30, 2023, total unrecognized equity-based compensation expense relating to stock options was $117.8 million. This amount is expected to be recognized over a weighted average period of 2.6 years.

The following table summarizes our stock option activity for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	17,178,861	$13.59	7.55	$309.9
Granted	2,698,203	$33.58
Exercised	(1,013,172)	$7.86
Forfeited, canceled or expired	(986,753)	$23.87
Outstanding at September 30, 2023	17,877,139	$16.37	7.07	$154.9
Options vested and expected to vest as of September 30, 2023	17,877,139	$16.37	7.07	$154.9
Options exercisable as of September 30, 2023	11,350,760	$10.99	6.28	$134.9

The aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of in-the-money options. Our closing stock price as reported on the Nasdaq Stock Market as of September 29, 2023, the last trading day of the quarter, was $21.83.

Restricted Stock Units

The following table summarizes our restricted stock unit activity for the nine months ended September 30, 2023:

	Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2022	18,932	$26.41
Granted	862,937	33.47
Vested	(4,733)	26.41
Forfeited	(68,310)	34.41
Non-vested at September 30, 2023	808,826	$33.27

As of September 30, 2023, total unrecognized equity-based compensation expense relating to restricted stock units was $23.0 million, which is expected to be recognized over a weighted average period of 3.4 years.

Performance Restricted Stock Units

During the nine months ended September 30, 2023, we granted 320,742 performance restricted stocks units (PSUs), all of which were granted in the second quarter of 2023. The number of PSUs granted represents the target number of units that are eligible to vest at the end of a four-year performance period, provided continued service through the end of the performance period. The PSUs will be settled in shares at the end of the four-year performance period and are equity-classified.

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

As of September 30, 2023, total unrecognized equity-based compensation expense relating to our PSUs was $19.2 million, which is expected to be recognized over a weighted average period of 3.7 years.

11. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share amounts and per share data)	2023	2022	2023	2022
Numerator:
Net loss	$(96,361)	$(99,938)	$(300,182)	$(258,703)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	157,498,891	152,304,645	157,069,093	149,544,252
Net loss per share, basic and diluted	$(0.61)	$(0.66)	$(1.91)	$(1.73)

Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of all potential dilutive securities would have been anti-dilutive. The shares in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of
	September 30, 2023	September 30, 2022
Stock options outstanding	17,877,139	17,273,803
Restricted stock units outstanding	808,826	18,932
Performance restricted stock units outstanding(1)	320,742	—
ESPP shares issuable	29,174	14,753
Common stock issuable upon conversion of the 2027 Notes	7,439,338	7,439,338
Total	26,475,219	24,746,826

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

12. Income Taxes

For the three and nine months ended September 30, 2023 and 2022, we did not record income tax benefits for net operating losses incurred or for the research and development tax credits generated in each period due to the uncertainty of realizing a benefit from those items. Our tax provision and the resulting effective tax rate for interim periods is determined based upon our estimated annual effective tax rate, adjusted for the effect of discrete items arising during the interim quarterly period. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarterly period, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarterly period, we update our estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter.

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards, research and development tax credits and capitalized research and development costs. We have considered our history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies, and have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of September 30, 2023 and December 31, 2022, we have recorded a full valuation allowance against our net deferred tax assets.

13. Legal Proceedings

We, from time to time, may be subject to various legal proceedings and claims that may arise in the ordinary course of business. We were not subject to any material legal proceedings as of September 30, 2023, and, to the best of our knowledge, no material legal proceedings are currently pending or threatened.

14. Commitments and Contingencies

As of September 30, 2023, we have several ongoing clinical studies in various clinical trial stages. Our most significant contracts relate to agreements with CROs for clinical trials and preclinical studies and CMOs for the manufacturing of drug substance, which we enter into in the normal course of business. The contracts with CROs and CMOs are generally cancellable, with notice, at our option.

Guarantees and Indemnification Obligations

We enter into standard indemnification obligations in the ordinary course of business. Pursuant to these obligations, we indemnify and agree to reimburse the indemnified party for certain losses and costs incurred by the indemnified party. The term of these indemnification obligations is generally perpetual after execution of the agreement. In addition, we have entered into indemnification obligations with members of our board of directors and our executive officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. To date, we have not incurred any losses or any material costs related to these indemnification obligations and no claims with respect thereto were outstanding. We do not believe that the outcome of any claims under indemnification arrangements will have a material effect on our financial position, results of operations and cash flows, and we have not accrued any liabilities related to such obligations in our condensed consolidated financial statements as of September 30, 2023 and December 31, 2022.

15. Related Parties

As of September 30, 2023 and December 31, 2022, Pfizer held 27,349,211 shares of our common stock and had nominated two members to our board of directors. For information related to our license agreement with Pfizer, please read Note 4, Pfizer License Agreement, to these unaudited condensed consolidated financial statements.

As of September 30, 2023 and December 31, 2022, Bain Investor held 60,199,729 and 60,632,356 shares of our common stock, respectively, and had nominated four members to our board of directors.

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

16. Subsequent Events

We have completed an evaluation of all subsequent events after the unaudited balance sheet date of September 30, 2023, through November 1, 2023, the issuance date of these financial statements, to ensure that these unaudited condensed consolidated financial statements include appropriate disclosure of material events both recognized in these unaudited condensed consolidated financial statements as of September 30, 2023, and material events which occurred subsequently but were not recognized in these unaudited condensed consolidated financial statements. We have concluded that no such subsequent events other than the following have occurred that require disclosure:

October 2023 Public Offering

In October 2023, we completed a follow-on public offering of our common stock pursuant to which we issued and sold an aggregate of 22,687,417 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $22.81 per share. The aggregate net proceeds from this offering totaled approximately $498.7 million, after deducting underwriting discounts and commissions of $18.3 million and offering expenses of approximately $0.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report, and the audited consolidated financial statements and accompanying notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2022, or our Annual Report. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the sections entitled “Summary of Material Risks Associated with Our Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the material and other risks that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Business Overview

Introduction

We are a clinical-stage biopharmaceutical company pursuing a targeted approach to neuroscience that combines a deep understanding of disease-related biology and neurocircuitry of the brain with advanced chemistry and central nervous system target receptor selective pharmacology to discover and design new therapies. We seek to transform the lives of patients through the development of new therapies for neuroscience diseases, including schizophrenia, Alzheimer’s disease psychosis, epilepsy, panic disorder and Parkinson’s disease. We are advancing our extensive and diverse pipeline with numerous clinical trials underway or planned, including three ongoing Phase 3 trials and an open-label extension trial for tavapadon in Parkinson’s, two ongoing Phase 2 trials and an open-label extension trial for emraclidine in schizophrenia, an ongoing Phase 2 proof-of-concept trial and an open-label extension trial for darigabat in focal epilepsy and an ongoing Phase 2 proof-of-concept trial for darigabat in panic disorder. See “—Our Pipeline” below. We have built a highly experienced team of senior leaders and neuroscience drug developers who combine a nimble, results-driven biotech mindset with the proven expertise of large pharmaceutical company experience and capabilities in drug discovery and development.

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

Key Business Developments

In October 2023, we completed a follow-on public offering of our common stock pursuant to which we issued and sold an aggregate of 22,687,417 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $22.81 per share. The aggregate net proceeds from this offering totaled approximately $498.7 million, after deducting underwriting discounts and commissions of $18.3 million and offering expenses of approximately $0.5 million.

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

Our Lead Programs

1.
Emraclidine is a positive allosteric modulator, or PAM, that selectively targets the muscarinic acetylcholine 4 receptor subtype, or M4. In June 2021, we announced positive topline results for a Phase 1b trial of emraclidine in schizophrenia, consisting of Part A, a multiple ascending dose, or MAD, assessment and Part B, a pharmacodynamic, or PD, assessment. Emraclidine demonstrated a clinically meaningful and statistically significant improvement in the Positive and Negative Syndrome Scale, or PANSS, total score at six weeks and was generally well tolerated compared with placebo at the two dose levels evaluated in Part B. We initiated two Phase 2 clinical trials in schizophrenia, known as the EMPOWER trials, in June 2022 and a 52-week open-label extension trial to begin development of the required safety database in September 2022. Data for both EMPOWER trials are expected in the second half of 2024. In parallel, we are also prioritizing nonclinical and clinical safety pharmacology studies, including hepatic and renal insufficiency studies, along with other registration-enabling activities. In December 2022, we announced data from an eight-week ambulatory blood pressure monitoring trial providing clear evidence that emraclidine does not induce an increase in blood pressure with chronic dosing in people living with schizophrenia.

In addition, we plan to evaluate the potential of this mechanism in other populations, including Alzheimer’s disease psychosis. We initiated a Phase 1 trial evaluating the safety, tolerability and pharmacokinetics, or PK, in elderly healthy volunteers in December 2022 to support the future development of emraclidine in Alzheimer’s disease psychosis. In the fourth quarter of 2022, the FDA granted Fast Track Designation for emraclidine for the treatment of hallucinations and delusions associated with Alzheimer’s disease psychosis.

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
4.
CVL-871 is a selective dopamine D1/D5 receptor partial agonist specifically designed to achieve a modest level of partial agonism, which we believe may be useful in modulating the complex neural networks that govern cognition, motivation and apathy behaviors in neurodegenerative diseases. In the second quarter of 2021, the FDA granted Fast Track Designation for CVL-871 for the treatment of dementia-related apathy. We are conducting a Phase 2a exploratory trial in dementia-related apathy. The timeline for this trial remains under review.

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

Business Environment

The biopharmaceutical industry is extremely competitive. We are subject to risks and uncertainties common to clinical-stage companies in the biopharmaceutical industry. These risks include, but are not limited to, the uncertainty surrounding introduction of new products, therapies, standards of care or technological innovations, our ability to obtain and maintain adequate protection for our in-licensed technology, data or other intellectual property and proprietary rights and compliance with extensive government regulation and oversight. We are also dependent upon the services of key personnel, including our President and Chief Executive Officer, executive team and other highly skilled employees. Demand for experienced personnel in the pharmaceutical and biotechnology industries is high and competition for talent is intense. Please read the section entitled “Risk Factors” for additional information.

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

Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as global supply chain disruptions, global trade disputes and/or political instability, including due to war, international hostilities or terrorism. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Additionally, rising inflation rates may affect us by increasing operating expenses, such as employee-related costs and clinical trial expenses, and as a result negatively impacting our results of operations.

Risks and Liquidity

Product development is very expensive and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. We will not generate revenue from product sales unless and until we successfully complete clinical development, obtain regulatory approval for and successfully commercialize the product candidates we are developing or may develop. We currently do not have any product candidates approved for commercial sale. In addition, we operate in an environment of rapid change in technology. We are also dependent upon the services of our employees, consultants, third-party contract research organizations, or CROs, third-party contract manufacturing organizations, or CMOs, and other third-party organizations.

Our product candidates, currently under development or that we may develop, will require significant additional research and development efforts, including extensive clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance and reporting capabilities. There can be no assurance that our research and development activities will be successfully completed, that adequate protection for our licensed or developed technology will be obtained and maintained, that products developed will obtain necessary regulatory approval or that any approved products will be commercially viable or successful.

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

In the future, we will require additional capital to meet operational needs and capital requirements. We are eligible to receive up to $125.0 million pursuant to the Funding Agreements (as defined herein), of which approximately $100.0 million has been received to date and $25.0 million is expected to be received in April 2024, subject to certain customary funding conditions. Except for this source of funding, we do not have any committed external source of liquidity. Until such time, if ever, as we can generate substantial product revenue, we will need substantial additional funding to support our continuing operations and pursue our growth strategy, and we may finance our operations through a combination of additional private or public equity offerings, debt financings, collaborations, strategic alliances, marketing, distribution or licensing arrangements with third parties or through other sources of financing. We have historically raised funding through the sale of equity or debt securities and intend to consider future opportunities to raise additional funding when market conditions are favorable for us to do so. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. However, the trading prices for our common stock and for other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our equity or debt securities or such sales may be on unfavorable terms. Similarly, adverse market or macroeconomic conditions or market volatility resulting from global economic developments, political unrest, including due to war, international hostilities or terrorism, high inflation, the post-COVID environment, future public health epidemics or other factors, could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms, or at all. To the extent that we raise additional capital through the sale of private or public equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, obtain funds through arrangement with collaborators on terms unfavorable to us or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of our stockholders.

We have incurred significant operating losses since our inception and, as of September 30, 2023, we have not yet generated revenues. We have funded our operations primarily with the net proceeds received from the issuance of preferred stock, common stock and convertible senior notes, net proceeds from the consummation of our Business Combination (as defined herein) and our Funding Agreements.

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

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include without limitation:

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

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements or our tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2023, we continue to maintain a full valuation allowance against all of our deferred tax assets based on our evaluation of all available evidence.

We file income tax returns in the U.S. federal tax jurisdiction and state jurisdictions and may become subject to income tax audits and adjustments by related tax authorities. Our initial tax return period for U.S. federal income taxes was the 2018 period. We currently remain open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the 2022, 2021 and 2020 tax years. To the extent we have loss and credit carryforwards, the tax years in which the carryforward was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. We record reserves for potential tax payments to various tax authorities related to uncertain tax positions. The nature of uncertain tax positions is subject to significant judgment by management and subject to change, which may be substantial. These reserves are based on a determination of whether and how much a tax benefit taken by us in our tax filings or positions is more likely than not to be realized following the resolution of any potential contingencies related to the tax benefit. We develop our assessment of uncertain tax positions, and the associated cumulative probabilities, using internal expertise and assistance from third-party experts. As additional information becomes available, estimates are revised and refined. Differences between estimates and final settlement may occur resulting in additional tax expense. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of our income tax benefit (provision), net. To date, no amounts are being presented as an uncertain tax position.

Results of Operations

The following table summarizes our results of operations:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Operating expenses:
Research and development	$85,252	$71,385	19%	$237,514	$198,947	19%
General and administrative	26,055	23,680	10%	70,187	61,654	14%
Total operating expenses	111,307	95,065	17%	307,701	260,601	18%
Loss from operations	(111,307)	(95,065)	17%	(307,701)	(260,601)	18%
Interest income, net	9,891	3,992	148%	28,787	4,954	481%
Interest expense	(2,644)	(1,286)	106%	(7,920)	(1,286)	516%
Other income (expense), net	7,822	(7,579)	(203)%	(13,033)	(1,770)	636%
Loss before income taxes	(96,238)	(99,938)	(4)%	(299,867)	(258,703)	16%
Income tax benefit (provision), net	(123)	—	**	(315)	—	**
Net loss	$(96,361)	$(99,938)	(4)%	$(300,182)	$(258,703)	16%

** – Not meaningful

Research and Development

The following table summarizes the components of research and development expense:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Tavapadon	$16,410	$14,288	15%	$45,850	$40,844	12%
Emraclidine	27,961	19,477	44%	65,763	50,868	29%
Darigabat	5,589	5,900	(5)%	18,941	16,720	13%
CVL-871	835	843	(1)%	2,613	2,748	(5)%
Other research and development programs	3,267	5,024	(35)%	10,551	17,028	(38)%
Unallocated	6,659	5,066	31%	18,929	14,610	30%
Personnel costs	17,780	16,349	9%	54,530	42,883	27%
Equity-based compensation	6,751	4,438	52%	20,337	13,246	54%
Total research and development	$85,252	$71,385	19%	$237,514	$198,947	19%

For the three and nine months ended September 30, 2023, compared to the same periods in 2022, the increases in research and development expense were primarily due to the continued advancement of our emraclidine and tavapadon programs as well as an increase in personnel costs and equity-based compensation as we continue to expand capabilities to advance our pipeline. The increases in expenses associated with our emraclidine program for the comparative periods primarily reflect an increase in expense incurred in the current year for the advancement of our two ongoing Phase 2 trials, our open-label extension trial and registration-enabling activities in schizophrenia and our ongoing Phase 1 trial to support future development in Alzheimer’s disease psychosis, partially offset by a decrease in expense incurred in relation to our ambulatory blood pressure monitoring trial that was completed in December 2022. The increases in expenses associated with our tavapadon program for the comparative periods primarily reflect increases associated with registration-enabling activities and our ongoing Phase 3 trials. The decreases in other research and development programs for the comparative periods primarily reflect the timing of early-stage research and development activities.

For the three and nine months ended September 30, 2023, expense associated with other research and development programs was reduced by $0.9 million and $2.8 million, respectively, related to the reimbursement of certain research and development costs as a result of cooperative grant funding from government agencies and other third-party institutions. For the three and nine months ended September 30, 2022, expense associated with other research and development programs was reduced by $1.0 million and $3.1 million, respectively, related to reimbursement of certain research and development costs as a result of cooperative grant funding from government agencies.

General and Administrative

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In thousands)	2023	2022	Change	2023	2022	Change
General and administrative	$26,055	$23,680	10%	$70,187	$61,654	14%

For the three and nine months ended September 30, 2023, compared to the same periods in 2022, the increases in general and administrative expense were primarily due to higher personnel costs, including equity-based compensation, partially offset by a reduction in spend associated with professional fees.

Interest Income, Net

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Interest income, net	$9,891	$3,992	148%	$28,787	$4,954	481%

Interest income, net primarily consists of interest earned on our cash, cash equivalents, marketable securities and restricted cash. For the three and nine months ended September 30, 2023, compared to the same periods in 2022, the increases in interest income, net, were primarily due to higher average comparable cash, cash equivalent and marketable security balances and higher returns earned on our marketable securities.

Interest Expense

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Interest expense	$(2,644)	$(1,286)	106%	$(7,920)	$(1,286)	516%

Interest expense consists of interest accrued on the principal balance of the 2027 Notes issued in August 2022 and the amortization of debt issuance costs. For additional information related to the 2027 Notes, please read Note 6, 2027 Convertible Senior Notes, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Other Income (Expense), Net

The following table summarizes the components of other income (expense), net:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Gain (loss) on fair value remeasurement of financing liability, related party	$3,912	$(3,800)	(203)%	$(6,508)	$(900)	623%
Gain (loss) on fair value remeasurement of financing liability	3,912	(3,800)	(203)%	(6,508)	(900)	623%
Other, net	(2)	21	(110)%	(17)	30	(157)%
Other income (expense), net	$7,822	$(7,579)	(203)%	$(13,033)	$(1,770)	636%

For the three and nine months ended September 30, 2023, other income (expense), net primarily reflects net gains and losses recognized on the fair value remeasurement of our financing liabilities associated with the Funding Agreements that were entered into in April 2021. For the three months ended September 30, 2023 the net gain on the fair value remeasurement of our financing liabilities was due to the impact of changes in market inputs, primarily volatility and risk-free rates, partially offset by the passage of time. For the nine months ended September 30, 2023, the net loss on the fair value remeasurement of our financing liabilities was due to the impact of changes in market inputs, primarily volatility, and the passage of time.

For the three and nine months ended September 30, 2022, other income (expense), net primarily reflects net losses recognized on the fair value remeasurement of our financing liabilities associated with the Funding Agreements. The losses on the fair value remeasurement of our financing liabilities were due to the impact of changes in market inputs, primarily volatility, and the passage of time.

For additional information related to the fair value of our financing liabilities associated with the Funding Agreements, please read Note 5, Financing Liabilities, and Note 7, Fair Value Measurements, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Liquidity and Capital Resources

Sources of Liquidity and Capital

We have incurred significant operating losses since our inception, and we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses totaled $300.2 million and $258.7 million for the nine months ended September 30, 2023 and 2022, respectively. We have not yet generated revenues.

Our cash, cash equivalents and marketable securities totaled $758.2 million as of September 30, 2023. Until required for use in our business, we typically invest our cash in money market funds and investment grade short to intermediate-term fixed income securities. We attempt to minimize credit risk related to our cash, cash equivalents and marketable securities by maintaining balances primarily in custodial accounts only with accredited financial institutions and maintaining a well-diversified portfolio that limits the amount of exposure as to institution, maturity, and investment type.

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

In November 2021, we entered into an open market sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $250.0 million of our common stock from time-to-time in “at-the-market” offerings, or the ATM Program. As of September 30, 2023, no sales had been made pursuant to the ATM Program.

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

In August 2022, we completed the offering of $345.0 million aggregate principal amount of the 2027 Notes pursuant to, and which are governed by, an indenture, or the Indenture, between us and U.S. Bank Trust Company, National Association, as trustee, or the Trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The aggregate net proceeds from the 2027 Notes offering totaled approximately $334.8 million, after deducting the initial purchasers’ discounts of $9.5 million and other offering expenses of approximately $0.7 million.

In October 2023, we completed a follow-on public offering of our common stock pursuant to which we issued and sold an aggregate of 22,687,417 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $22.81 per share. The aggregate net proceeds from this offering totaled approximately $498.7 million, after deducting underwriting discounts and commissions of $18.3 million and offering expenses of approximately $0.5 million.

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

Our expectations with respect to our ability to fund current planned operations are based on estimates that are subject to risks and uncertainties. Our operating plan may change as a result of many factors currently unknown to us and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, and we may need to seek additional funds sooner than planned.

For additional information on risks associated with our substantial capital requirements, please read the sections entitled “—Risks and Liquidity” and “Risk Factors” included elsewhere in this Quarterly Report.

Working Capital

The following table summarizes our total working capital, defined as current assets less current liabilities:

	As of
(In thousands)	September 30, 2023	December 31, 2022	Change
Current assets	$687,786	$905,651	(24)%
Current liabilities	(78,838)	(72,564)	9%
Total working capital	$608,948	$833,087	(27)%

The decrease in working capital at September 30, 2023 from December 31, 2022, reflects a net decrease in total current assets of $217.9 million and a net increase in total current liabilities of $6.3 million.

The net decrease in total current assets was primarily driven by net cash flows used in operating activities, as discussed in further detail below.

The net increase in current liabilities was primarily due to increases in accrued expenses and other current liabilities, primarily related to increases in accrued external research and development services, partially offset by decreases related to the timing of payments associated with accrued employee compensation and other personnel costs as well as accrued interest on the 2027 Notes.

Cash Flows

The following table summarizes our sources and uses of cash:

	For the Nine Months Ended September 30,
(In thousands)	2023	2022	Change
Net cash flows used in operating activities	$(244,881)	$(205,709)	19%
Net cash flows provided by (used in) investing activities	223,930	(362,102)	(162)%
Net cash flows provided by financing activities	40,244	621,060	(94)%
Net increase in cash, cash equivalents and restricted cash	$19,293	$53,249	(64)%

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

For the nine months ended September 30, 2023, cash used in operating activities primarily reflects our net loss for the period of $300.2 million, adjusted for net non-cash adjustments totaling $47.7 million and a net change of $7.6 million in our net operating assets and liabilities. Our non-cash adjustments primarily consisted of $44.2 million of equity-based compensation expense and $13.0 million associated with the change in fair value of our financing liabilities, partially offset by $14.2 million of net accretion of discounts on marketable securities. The net changes in our operating assets and liabilities primarily reflect a net increase in accrued expenses and other liabilities and a net decrease in prepaid expenses and other current assets. The net increase in accrued expenses and other liabilities was primarily related to increases associated with external research and development services, partially offset by a decrease in accrued employee compensation and other personnel costs. The net decrease in prepaid expenses and other current assets was primarily related to the recognition of expenses for prepaid insurance premiums and software licenses.

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

Cash Flows Provided by Investing Activities

For the nine months ended September 30, 2023, net cash provided by investing activities reflected $775.1 million of maturities and redemptions of marketable securities, partially offset by $548.2 million used for purchases of marketable securities and $2.9 million used for purchases of property and equipment.

For the nine months ended September 30, 2022, net cash used in investing activities reflected $713.2 million used for purchases of marketable securities and $3.5 million used for purchases of property and equipment, partially offset by $354.6 million in maturities and redemptions of marketable securities.

Cash Flows Provided by Financing Activities

For the nine months ended September 30, 2023, net cash provided by financing activities primarily reflected $31.3 million of proceeds received under the Funding Agreements and $9.1 million of proceeds received from the exercise of stock options and purchases of stock under our employee stock purchase plan.

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

Our most significant contracts relate to agreements with CROs for clinical trials and preclinical studies, CMOs and other service providers for operating purposes, which we enter into in the normal course of business. These contracts are generally cancelable at any time by us following a certain period after notice and therefore, we believe that our non-cancelable obligations under these agreements are not material. In addition, we have obligations with respect to potential future royalties payable, contingent development, regulatory and commercial milestone payments and potential amounts related to uncertain tax positions. The timing and amount of such obligations are unknown or uncertain as of September 30, 2023.

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

Contract Research and Manufacturing Organizations

As of September 30, 2023 and December 31, 2022, we recorded accrued expenses of approximately $41.5 million and $30.8 million, respectively, in our condensed consolidated balance sheets for expenditures incurred by CROs and CMOs.

Tax Related Obligations

To date, we have not recognized any reserves related to uncertain tax positions. As of September 30, 2023 and December 31, 2022, we had no accrued interest or penalties related to uncertain tax positions.

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

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our most critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report, and a discussion of some of the significant estimates and assumptions made in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report is set forth in Note 3, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. There have been no changes to our critical accounting policies and estimates described in our Annual Report that have materially impacted operating results for the three and nine months ended September 30, 2023.

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

We had cash, cash equivalents and marketable securities of $758.2 million and $950.2 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, these balances consisted of bank deposits, highly liquid money market funds and investment grade short to intermediate-term fixed income securities.

Interest Rate Sensitivity

The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of September 30, 2023, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $3.3 million to our interest rate sensitive instruments. As of December 31, 2022, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $3.6 million to our interest rate sensitive instruments. Fluctuations in interest rates have not been significant for us in any periods presented.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $300.2 million and $258.7 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we have not yet generated revenues. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. For instance, the trading prices for our common stock and for other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our equity or debt securities or such sales may be on unfavorable terms. Similarly, adverse market or macroeconomic conditions or market volatility resulting from global economic developments, political unrest, high inflation, rising interest rates, the post-COVID environment, future public health epidemics or other factors, could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms, or at all. To the extent that we raise additional capital through the sale of private or public equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, obtain funds through arrangement with collaborators on terms unfavorable to us or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of our stockholders.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. For instance, the COVID-19 pandemic and the post-COVID environment, including supply chain, labor market and other disruptions, as well as volatility in the global financial markets, in each case, driven by the pandemic, have impacted and may further impact our clinical trials or preclinical studies. For instance, certain of our clinical trials, including our Phase 3 trials of tavapadon for the treatment of Parkinson’s, our Phase 2a trial of CVL-871 for the treatment of dementia-related apathy and our Phase 1 trial of emraclidine in elderly healthy volunteers to support development in Alzheimer's disease psychosis, predominantly enroll elderly subjects, and we remain particularly vigilant about patient safety given the elderly nature of these populations. While we have taken measures to revise clinical trial protocols to allow for remote visits, including home delivery of study medication, home health care visits to collect safety data and telemedicine visits to collect clinician-based trial assessments, such measures may not be sufficient to prevent missing data from impacting trial outcomes or delays in enrollment and trial completion caused by COVID-19. The primary endpoint in our monotherapy early-stage Parkinson’s trials is based, in part, on a physical assessment of motor symptoms performed by a clinician, which cannot be completed remotely, and, if a substantial number of subjects are unable or unwilling to complete in-person assessments, the completeness and interpretability of the data that we are able to collect from these trials or our other clinical trials would be impacted, which may create data integrity challenges, require changes to the statistical analysis plan, require the enrollment of additional subjects or otherwise negatively affect our ability to use such data to obtain regulatory approval. Similarly, if patients are reluctant to participate in our trials due to fears of COVID-19 infection resulting from regular visits to a healthcare facility or unable to comply with clinical trial protocols due to quarantines or travel restrictions that impede patient movement or interrupt healthcare services, we may not be able to meet our current trial completion timelines. In addition, Paxlovid, a treatment for COVID-19 approved in the U.S. and Europe, is contraindicated for concurrent use with some of our product candidates. As such, increased use of Paxlovid in the general population may cause delays in enrollment or increase the early termination rate in our clinical trials, which may impact our expected clinical trial timelines.

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

For instance, enrollment in our Phase 3 TEMPO program of tavapadon in Parkinson’s has been impacted due to residual post-COVID landscape challenges and other factors. Following a detailed review of all environmental factors, data are expected from TEMPO-3 in the first half of 2024 and TEMPO-1 and TEMPO-2 in the second half of 2024. Furthermore, we are currently evaluating darigabat in a Phase 2 proof-of-concept trial in focal epilepsy, known as REALIZE. The recent approval and increased uptake of certain partial-onset seizure treatments, which are contraindicated in the REALIZE trial, as well as patients not meeting the necessary seizure frequency requirements and post-COVID landscape challenges at the clinical trial sites, have impacted our expected timeline for this trial. As a result, data from the REALIZE trial are expected mid-year 2024. Due to recent slower-than-expected enrollment in the U.S. and delays in the startup of certain ex-U.S. clinical sites, data for both Phase 2 EMPOWER trials of emraclidine in schizophrenia are expected in the second half of 2024. Because certain of the prior clinical trials of our product candidates were terminated prior to the conclusion of the trial, we may experience challenges in recruiting principal investigators and patients to participate in ongoing and future clinical trials for such product candidates if we are unable to sufficiently demonstrate the potential of such product candidates to them. In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Furthermore, if significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our trials and patients may drop out of our trials. Finally, business disruptions, including those relating to natural disasters, geopolitical incidents or macroeconomic conditions, may disrupt our clinical trials. For instance, certain of our ongoing clinical trials include select clinical sites located in Ukraine. The ongoing war in Ukraine has impacted and may further impact our ability to collect and interpret data from patients who were enrolled at those clinical sites, and further disruptions at those clinical sites may result in delays to our clinical trials. We will continue to closely monitor the rapidly evolving geopolitical situation in Ukraine and its impact on our clinical trial operations and timelines. We may from time to time implement mitigation measures to improve patient enrollment, but such mitigation measures may not sufficiently improve enrollment in a timely enough fashion (for instance, it could take longer than we expect to add new clinical sites, especially in new countries, and we may not be able to sufficiently increase enrollment at existing clinical sites), may have a negative impact on the quality of our data or may result in increased costs.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing we conduct in connection with Section 404 of the Sarbanes-Oxley Act of 2022, as amended, or the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. Replacing executive officers or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully and the culture fit to be a leader in our organization. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Further, inflationary pressure may increase our costs, including employee compensation costs or result in employee attrition to the extent our compensation does not keep up with inflation, particularly if our competitors’ compensation does.

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

As of September 30, 2023, we had 321 full-time employees. Our focus on the development of multiple initial product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. If we are not able to effectively expand our organization by hiring new qualified employees, our clinical trials may be delayed or terminated, we may not be able to successfully execute the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our development and commercialization goals.

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

We expect to experience significant growth in the number of our employees and the scope of our operations. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of their attention to managing these growth activities. Due to our limited financial resources, our limited operating history and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion or any necessary relocation of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion or any necessary relocation of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

Risks Related to Our Organizational Structure

Bain Investor and Pfizer have significant influence over us, and may have interests different from yours.

As of September 30, 2023, Bain Investor and Pfizer own, collectively, approximately 55.6% of the outstanding shares of our common stock. Furthermore, so long as they own certain specified amounts of our equity securities, Bain Investor and Pfizer have certain rights to nominate our directors. As long as such entities each own or control a significant percentage of outstanding voting power, they will have the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Some or all of these entities may have interests different than yours. For example, because these entities acquired their shares at prices substantially below the price at which other stockholders may have purchased shares or have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

The FDA has granted Fast Track Designation for emraclidine for the treatment of hallucinations and delusions associated with Alzheimer’s disease psychosis and CVL-871 for the treatment of dementia-related apathy, and we may seek Fast Track Designation for some of our other product candidates. If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. The receipt of Fast Track Designation for emraclidine for the treatment of hallucinations and delusions associated with Alzheimer’s disease psychosis and for CVL-871 for the treatment of dementia-related apathy, and any future receipt of Fast Track Designation for other product candidates, does not guarantee a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track Designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

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

If a third party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

•
infringement and other intellectual property claims, which, regardless of merit, may be expensive and time-consuming to litigate and may divert our technical and management personnel’s attention from our core business;
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
•
the changing and volatile U.S. and global economic environments, including the impact of inflation and rising interest rates, and domestic or international political instability; and
•
future accounting pronouncements or changes in our accounting policies.

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

As of September 30, 2023, we had $549.0 million of liabilities, including $104.6 million of secured financing liabilities pursuant to the Funding Agreements and $336.9 million aggregate carrying value of indebtedness pursuant to the 2027 Notes. We may also incur additional indebtedness (including financial liabilities) to meet future financing needs. We are not restricted under the terms of the Indenture from incurring additional debt, securing then-existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the Indenture that could have the effect of diminishing our ability to make payments on our indebtedness, including the 2027 Notes, when due.

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

Adverse market or macroeconomic conditions or market volatility resulting from global economic developments, political unrest, high inflation, rising interest rates, the post-COVID environment or other factors, could materially and adversely affect our business operations. For instance, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank Corp. and Silvergate Capital Corp. were each swept into receivership, and uncertainty remains over liquidity concerns in the broader financial services industry. We may maintain cash balances at third-party financial institutions in excess of the FDIC standard insurance limit. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board announced a program to provide up to $25.0 billion of loans to financial institutions secured by certain of such government securities held by financial institutions, widespread demands for customer withdrawals or other liquidity needs of financial institutions may exceed the capacity of such program, and there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of such banks or financial institutions, or that they would do so in a timely fashion. These events could result in a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations, including, but not limited to, the following:

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

•
the volume of shares of our common stock available for public sale; and
•
general economic and political conditions such as recessions, rising interest rates, inflation, fuel prices, foreign currency fluctuations, international tariffs, boycotts, curtailment of trade and other business restrictions, social, political and economic risks, natural disasters and acts of war or terrorism, such as the conflicts involving Ukraine and Russia, or Israel and its surrounding regions.

These market and industry factors may materially reduce the market price of shares of our common stock regardless of our operating performance.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.
(b)
None.
(c)
Insider Trading Arrangements and Policies

On September 18, 2023, N. Anthony Coles, M.D., Chairperson of our Board of Directors, adopted a trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c), or a Rule 10b5-1 trading arrangement, for the sale of up to 600,000 shares of our common stock until January 31, 2025.

On August 4, 2023, Raymond Sanchez, our Chief Medical Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 200,000 shares of our common stock until November 3, 2024.

On August 4, 2023, Scott Akamine, our Chief Legal Officer, modified a Rule 10b5-1 trading arrangement, originally adopted on March 16, 2022, to change the amount of shares to be sold under the plan, price limits for sales under the plan and timing of sales under the plan. The modified Rule 10b5-1 trading arrangement provides for the sale of up to 77,500 shares of the Company’s common stock until February 28, 2025.

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

* Filed or furnished herewith.

+ This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEREVEL THERAPEUTICS HOLDINGS, INC.

Date: November 1, 2023	By:	/s/ Ron Renaud
Ron Renaud
Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2023	By:	/s/ Susan Altschuller
Susan Altschuller, Ph.D.
Chief Financial Officer (Principal Financial Officer)