Form 10-K
period 2023-12-31
Cerevel Therapeutics Holdings, Inc.
filed 2024-02-27
CIK 1805387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of shares of the Registrant’s common stock on The Nasdaq Stock Market LLC on June 30, 2023, was $2.2 billion.

The number of shares of Registrant’s common stock outstanding as of February 15, 2024 was 181,576,482.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 are incorporated by reference into Part I of this Annual Report on Form 10-K to the extent stated herein.

The Registrant intends to file either (i) a definitive proxy statement pursuant to Regulation 14A relating to the 2024 Annual Meeting of Stockholders, or (ii) an amendment to this Annual Report on Form 10-K/A, in either case within 120 days of the end of the Registrant’s fiscal year ended December 31, 2023. Portions of such definitive proxy statement, if applicable, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

INTRODUCTORY NOTE

On December 6, 2023, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with AbbVie Inc., a Delaware corporation, or AbbVie, Symphony Harlan LLC, a Delaware limited liability company and a wholly owned subsidiary of AbbVie, or Intermediate Holdco, and Symphony Harlan Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of Intermediate Holdco, or Merger Sub, pursuant to which, and on the terms and subject to the conditions thereof, at the effective time of the Merger, or the Effective Time, Merger Sub will merge with and into Cerevel, with Cerevel surviving as a wholly owned subsidiary of AbbVie, which we refer to as the Merger.

Under the terms of the transaction, among other things, AbbVie will acquire all outstanding shares of Cerevel for $45.00 per share in cash. The transaction values Cerevel at a total equity value of approximately $8.8 billion. The boards of directors of both companies have approved the transaction. This transaction is expected to close in the middle of 2024, subject to Cerevel stockholder approval, regulatory approvals and other customary closing conditions.

The foregoing description of the Merger Agreement and the transactions contemplated thereunder is not complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on December 7, 2023, and incorporated herein by reference.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, or this Annual Report, may constitute “forward-looking statements” for purposes of the federal securities laws, including the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” “can,” “target,” “future” or the negative of these terms or similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

•
the structure, timing and ability to consummate the Merger;
•
any anticipated effects of the Merger’s announcement, pendency or completion on the value of our common stock;
•
our or AbbVie’s ability to obtain any required regulatory or stockholder approvals in connection with the Merger;
•
any potential future costs or benefits of the Merger, including relating to expenses, restrictions on the conduct of our business, diversion of our management’s attention, ability to retain or hire employees, maintenance of relationships with collaborators, vendors and other business partners and payment of termination fees;
•
the outcome of any legal proceedings that have been or may be instituted against us and others relating to the Merger;
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

The forward-looking statements contained in this Annual Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions or important factors that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the sections titled “Summary of Material Risks Associated with Our Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that we consider immaterial, or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

You should read this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

This Annual Report contains summaries of certain provisions contained in some of the documents described herein, but reference is made to the actual documents for complete information. All of the summaries are qualified in their entirety by the actual documents. Copies of some of the documents referred to herein have been filed as exhibits to this Annual Report. Unless the context otherwise requires, reference in this Annual Report to the terms “Cerevel,” “the Company,” “we,” “us,” “our,” and similar designations refer to Cerevel Therapeutics Holdings, Inc., and where appropriate, our consolidated subsidiaries.

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

We may from time to time provide estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information reflected in this Annual Report. Unless otherwise expressly stated, we obtained the industry, market and competitive position data from our internal estimates and research, as well as from independent market research, industry and general publications and surveys, governmental agencies and publicly available information in addition to research, surveys and studies conducted by third parties that have not been independently verified which may, in the future, prove not to have been accurate.

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

•
The conditions under the Merger Agreement to AbbVie’s consummation of the Merger may not be satisfied at all or in the anticipated timeframe.
•
The announcement of, or a failure to consummate, the Merger could negatively impact our business, financial condition, results of operations or our stock price.
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

Compound	Disease Area	Discovery	Pre-clinical	Phase 1	Phase 2	Phase 3	Mechanism
Lead Programs							
Emraclidine	Schizophrenia						M4 PAM
Emraclidine	Alzheimer's Disease Psychosis	*Fast Track Designation*					M4 PAM
Darigabat	Epilepsy						$GABA_A$ α2/3/5 PAM
Darigabat	Panic Disorder						$GABA_A$ α2/3/5 PAM
Tavapadon	Monotherapy (Early-Stage) Parkinson's						D1/D5 Strong Partial Agonist
Tavapadon (adjunct with L-Dopa)	Adjunctive (Late-Stage) Parkinson's						D1/D5 Strong Partial Agonist
CVL-871	Dementia-Related Apathy		*Fast Track Designation*				D1/D5 Partial Agonist
Other Programs							
CVL-354	MDD / Substance Use Disorder						KOR Antagonist
PDE4 Inhibitor	Psychiatric, Neuroinflammatory & Other Disorders						PDE4 Inhibitor
M4 Agonist	Psychiatric & Neurological Indications						M4 Agonist

Incorporation by Reference

For more information about our pipeline and programs, please see pages 4 to 45 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which are incorporated herein by reference.

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently source all of our preclinical and clinical supply through third-party contract manufacturing organizations, or CMOs.

For clinical supply, we use CMOs who are required to act in accordance with the FDA’s good laboratory practices, or GLP, and current good manufacturing practices, or cGMP, for the manufacture of drug substance and product. We expect to rely on third parties for our manufacturing processes and the production of all clinical supply drug substance and drug product. We use additional contract manufacturers to fill, label, package, store and distribute investigational drug products. It is our intent to identify and qualify additional manufacturers to provide active pharmaceutical ingredients, or APIs, and fill-and-finish services prior to submission of a new drug application, or NDA, to the FDA for any product candidates that complete clinical development.

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

Parkinson’s Disease

We are developing tavapadon for the treatment of early- and late-stage Parkinson’s. We may face competition from currently available treatments for both stages of disease, such as L-dopa, D2/D3-preferring agonists and MAO-B inhibitors as monotherapy or in combination, as well as deep brain stimulation devices by Medtronic Inc. and St. Jude Medical Inc., among others, for the later stages of disease. Additionally, we are aware of several potential symptomatic and disease-modifying therapeutics being developed by other pharmaceutical and biotechnology companies, including Denali Therapeutics, Prothena, Roche, Voyager Therapeutics, Sage Therapeutics, Neurocrine Biosciences, Eli Lilly and AstraZeneca, that are in various stages of clinical development. These companies are employing a variety of therapeutic modalities, including gene therapy and gene editing, in addition to small molecule chemistry, to address Parkinson’s.

Pfizer License Agreement

In August 2018, we entered into the Pfizer License Agreement pursuant to which we were granted an exclusive, sublicensable, worldwide license under certain Pfizer patent rights, and a non-exclusive, sublicensable, worldwide license under certain Pfizer know-how, to develop, manufacture and commercialize certain compounds and products, which currently constitute the product candidates included in the table in the section entitled “–Our Pipeline,” in the field of treatment, prevention, diagnosis, control and maintenance of all diseases and disorders in humans, subject to the terms and conditions of the Pfizer License Agreement. The license excludes the field of treatment, prevention, diagnosis, control and maintenance of inflammatory bowel diseases and disorders in humans by compounds or products exerting a therapeutic effect on the LRRK2 target, which is retained by Pfizer. Under the terms of the Pfizer License Agreement, Pfizer is granted a non-exclusive, sublicensable, royalty-free, worldwide license under intellectual property we develop during the term of the agreement for all purposes in the LRRK2 field retained by Pfizer. Additionally, Pfizer has an exclusive right of first negotiation in the event that we seek to enter into certain significant transactions with a third party with respect to a product either globally or in certain designated countries. Significant transactions include exclusive licenses, assignments, sales, exclusive co-promotion arrangements, and other transfers of all commercial rights to a product globally or in certain designated countries, as well as exclusive distribution agreements globally or in certain designated countries.

Under the Pfizer License Agreement, we are solely responsible for the development, manufacture, regulatory approval and commercialization of compounds and products in our field. We are required to use commercially reasonable efforts to develop and seek regulatory approval for a product that contains or incorporates one of certain scheduled compounds to exert a therapeutic effect on certain targets, in each of the following countries: United Kingdom, Germany, France, Italy, Spain, China, Japan and the United States, each a major market country. We are also required to use commercially reasonable efforts to commercialize each such product, if approved, in each major market country in which regulatory approval for such product has been obtained.

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

We are also required to pay Pfizer tiered royalties on the aggregate net sales during each calendar year, determined on a product-by-product basis with respect to products under the Pfizer License Agreement, at percentages ranging from the low-single digits to mid-teens, with the royalty rate determined by which designated group the applicable compound for such product falls into and with each such group generally characterized by the compounds’ stage of development, and subject to certain royalty deductions for the expiration of patent, regulatory and data exclusivity, generic competition and third-party royalty payments as set forth in the Pfizer License Agreement. The royalty term expires, on a product-by-product and country-by-country basis, on the later of (1) expiration of all regulatory or data exclusivity for such product in such country, (2) the date upon which the manufacture, use, sale, offer for sale or importation of such product in such country would no longer infringe a valid claim included in the patents licensed to us under the Pfizer License Agreement and (3) 12 years following the first commercial sale of such product in such country.

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

Patents Rights

Shortly after our formation in July 2018, we entered into the Pfizer License Agreement, pursuant to which we acquired exclusive worldwide rights under certain Pfizer patents, patent applications and know-how to develop, manufacture and commercialize our current product candidates.

We have exclusive licenses under such Pfizer patents, patent applications and know-how pursuant to the terms of the Pfizer License Agreement, including certain patent rights in the United States and numerous foreign jurisdictions relating to our product candidates. As of December 31, 2023, the patent rights in-licensed under the Pfizer License Agreement include:

•
For our dopamine D1 agonists, our portfolio includes eight patent families directed to various dopamine D1 agonists, compositions of matter and methods of treating dopamine D1-associated disorders, including schizophrenia, schizoaffective disorder, cognitive impairment, Parkinson’s disease, Alzheimer’s disease and dementia. Across these eight patent families, the portfolio includes 19 granted patents in the United States and 93 patents granted in foreign jurisdictions, including Canada, Japan, China or validated in various member states of the European Patent Office. Additionally, one patent application has been allowed in the United States. A subset of the patents and patent applications in our dopamine D1 agonist portfolio relate to either or both tavapadon and CVL-871. For tavapadon, the applicable patents and pending patent applications are directed to tavapadon, compositions of matter and certain methods of treatment, including methods of treating Parkinson’s disease and apathy in Alzheimer’s disease, and, excluding any patent term adjustments or extensions, have a statutory expiration date in 2034. For CVL-871, the applicable patents and pending patent applications are directed to CVL-871, compositions of matter and certain methods of treatment, including methods of treating Alzheimer’s disease, dementia and cognitive impairment, and, excluding any patent term adjustments or extensions, have a statutory expiration date in 2034.
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
•
For our muscarinic M4 positive allosteric modulators, our portfolio includes three patent families directed to various M4 PAMs, compositions of matter and methods of treating M4 receptor subtype associated diseases or disorders, including Alzheimer’s disease, schizophrenia, pain, addiction and sleep disorders. Across these three families, the portfolio includes two granted patents in the United States and 54 granted patents in foreign jurisdictions, including Israel, China, Japan, Mexico or validated in various member states of the European Patent Office. Additionally, four applications are pending in the United States and 12 applications are pending in foreign jurisdictions. A subset of the patents and patent applications in our M4 positive allosteric modulator portfolio relate to emraclidine. For emraclidine, the applicable patents and patent applications are directed to emraclidine, polymorphs thereof, compositions of matter and methods of treating schizophrenia, and, excluding any patent term adjustments or extensions, have statutory expiration dates in 2037 and 2044.
•
For our KOR antagonists, our portfolio includes one patent family directed to various KOR antagonists, compositions of matter and methods of modulating KOR and treating neurological disorders or psychiatric disorders, such as substance abuse disorders, depressive disorders, anxiety disorders, trauma and stressor related disorders, or feeding and eating related disorders. This family includes one granted patent in the United States and 30 granted patents in foreign jurisdictions.

Additionally, four applications are allowed or pending in foreign jurisdictions. Excluding any patent term adjustments or extensions, the granted patent and any applications that may issue from this family have statutory expiration dates in 2037 and 2044.
•
For our muscarinic M4 agonists, our portfolio includes three patent families directed to various M4 agonists, compositions of matter and methods of treating M4 muscarinic receptor-associated diseases or disorders, including Alzheimer’s disease, schizophrenia, pain, addiction, Parkinson’s disease, PD-LID and sleep disorders. This family includes one granted patent in the United States and 20 granted patents in foreign jurisdictions, including China and member states of the European Patent Office. Additionally, one application is pending in the United States and seven applications are pending in foreign jurisdictions. Excluding any patent term adjustments or extensions, any patents that may issue from these families will have statutory expiration dates in 2039, 2043 and 2044, depending on the family.
•
For our PDE4B inhibitors, our portfolio includes six patent families directed to various PDE4B inhibitors, compositions of matter and methods of treating schizophrenia, depression, anxiety, Parkinson’s disease, Alzheimer’s disease, multiple sclerosis, chronic obstructive pulmonary disease, inflammation, stroke, asthma, cerebral vascular disease and allergic conjunctivitis. The patent families include nine granted patents in the United States and 93 patents granted in foreign jurisdictions, including Canada, China, Japan or validated in various member states of the European Patent Office. Additionally, two patent applications are pending in the United States and eight patent applications are pending in foreign jurisdictions. Excluding any patent term adjustments or extensions, the granted patents and any applications that may issue from these families have statutory expiration dates in 2034, 2035, 2036, 2037 and 2043, depending on the family.

See the section entitled “—Pfizer License Agreement” for additional information on our rights under the Pfizer License Agreement.

Trade Secrets

In addition to patent rights, we rely on trade secrets and know-how to develop and maintain our competitive position. We typically rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We protect trade secrets and know-how by establishing confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and partners. These agreements generally provide that all confidential information developed or made known during the course of an individual or entity’s relationship with us must be kept confidential during and after the relationship. These agreements also generally provide that all inventions resulting from work performed for us or relating to our business and conceived or completed during the period of employment or assignment, as applicable, shall be our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary information by third parties.

Trademarks

As of December 31, 2023, our registered trademark portfolio contained 48 registered trademarks in foreign jurisdictions, including, but not limited to, Argentina, Brazil, China, Colombia, the European Union, Japan, Mexico, the Russian Federation, Switzerland, Turkey, the United Kingdom and Venezuela. In addition, we have two registered trademarks and five pending trademark applications in the United States. Further, there are three pending trademark applications in Canada, one pending trademark application in Mexico, and two pending trademark applications in South Korea.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, or EU, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

U.S. drug development process

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, and local statutes and regulations require the expenditure of substantial time and financial resources. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests, animal studies and formulation studies in accordance with GLPs and other applicable regulations;

•
submission to the FDA of an Investigational New Drug application, or IND, which must become effective before human clinical trials may begin;
•
approval by an independent institutional review board, or IRB, or ethics committee at each clinical site before each trial may be initiated;
•
performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice regulations, or GCPs, to evaluate the safety and efficacy of the product candidate for its intended use;
•
submission to the FDA of an NDA after completion of all pivotal trials;
•
satisfactory completion of an FDA advisory committee review, if applicable;
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMPs to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•
satisfactory completion of potential inspection of selected clinical investigation sites to assess compliance with GCPs; and
•
FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

Once a product candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of preclinical tests, together with manufacturing information and analytical data, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. An IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the trial includes an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds may also be imposed by the FDA at any time before or during clinical trials due to safety concerns about the on-going or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCPs, which include, among other things, the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and a separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

Furthermore, an independent IRB at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries, including clinicaltrials.gov.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1: The product candidate is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain an early indication of its effectiveness.

•
Phase 2: The product candidate is administered to a limited patient population with a specified disease or condition to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product candidate for specific targeted diseases and to determine dosage tolerance and appropriate dosage.
•
Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide substantial evidence of efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk-benefit ratio of the product candidate and provide an adequate basis for product labeling.

Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMPs. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and approval process

The results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances.

In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for all claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once filed, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCPs. After the FDA evaluates an NDA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional clinical trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the sponsor must resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

If a product receives approval, the approval may be significantly limited to specific diseases and dosages, or the indications for use may be otherwise limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct Phase 4 testing to further assess a drug’s safety and effectiveness after NDA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval, including the requirement for a risk evaluation and mitigation strategy, or REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of approved products.

Orphan drug designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States or, if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey an advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. However, competitors may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan Exclusivity also could block the approval of a competing product for seven years if a competitor obtains approval of the “same drug,” as defined by the FDA, or if a product candidate is determined to be contained within the competitor’s product for the same disease or condition. In addition, if an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity.

Expedited development and review programs

The FDA has a number of programs intended to expedite the development or review of a marketing application for an investigational drug. For example, the Fast Track program is intended to expedite or facilitate the process for developing and reviewing product candidates that meet certain criteria. Specifically, investigational drugs are eligible for Fast Track Designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the application may be eligible for priority review. With regard to a Fast Track product candidate, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for Breakthrough Therapy Designation to expedite its development and review. A product candidate can receive Breakthrough Therapy Designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any product candidate submitted to the FDA for approval, including a product candidate with a Fast Track Designation or a Breakthrough Therapy Designation, may also be eligible for other types of FDA programs intended to expedite development and review such as priority review. An NDA is eligible for priority review if the product candidate is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or efficacy compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an NDA designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months of review for new molecular entity NDAs under its current PDUFA review goals.

In addition, depending on the design of the applicable clinical studies, a product candidate may be eligible for accelerated approval. Drugs intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled confirmatory clinical trials, and may require that such confirmatory trials be underway prior to granting any accelerated approval. Drugs receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory trials in a timely manner or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition of accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Fast Track Designation, Breakthrough Therapy Designation, priority review, and accelerated approval do not change the standards for approval but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Post-approval requirements

Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion, of the product. After approval, most changes to the approved product, such as adding new indications, certain manufacturing changes and additional labeling claims, are subject to further FDA review and approval.

Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs and other laws and regulations. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of requirements for post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•
fines, warning letters, or untitled letters;
•
clinical holds on ongoing or planned clinical studies;
•
refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of approvals;
•
product seizure or detention, or refusal to permit the import or export of products;
•
consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•
mandated modification of promotional materials and labeling and the issuance of corrective information;
•
the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•
injunctions or the imposition of civil or criminal penalties.

In addition, the FDA closely regulates the marketing, labeling, advertising and promotion drug products. A company can make only those claims relating to safety and efficacy that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Marketing Exclusivity

Marketing exclusivity under the FDCA can delay the submission or approval of certain marketing applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA alternatively provides three years of non-patent exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct, or obtain a right of reference to, all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to an existing period of regulatory exclusivity or patent term protection if a sponsor conducts clinical trials in children in response to a “written request” from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials.

Foreign Regulation

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, as well as additional country-specific regulation.

Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. The approval process varies from country to country, can involve additional testing beyond that required by FDA, and may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, promotion, and reimbursement vary greatly from country to country.

Non-clinical studies and Clinical Trials

Similarly to the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products, e.g., radio-pharmaceutical precursors for radio-labelling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements,

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization, or ICH, guidelines on Good Clinical Practices, or GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

While the EU Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice, or GMP. Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In order to market our product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining a marketing authorization, or MA. To obtain a MA, for a product in the EU, an applicant must submit a marketing authorization application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

“Centralized MAs” are issued by the European Commission through the centralized procedure based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and are valid throughout the EEA. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for (i) medicines produced by certain biotechnological processes, (ii) products designated as orphan medicinal products, (iii) advanced therapy medicinal products (gene therapy, somatic cell therapy and tissue-engineered products) and (iv) products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of HIV or AIDS, cancer, diabetes, neurodegenerative diseases, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients in the EU, the centralized procedure may be optional.

“National MAs” are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for product candidates not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.

Under the centralized procedure, the CHMP is responsible for conducting the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. Under the centralized procedure, the maximum timeframe for the evaluation of a MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of a MAA considerably beyond 210 days. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product targets an unmet need and is of major interest from a public health perspective and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, excluding clock stops, but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the CHMP provides a scientific opinion on whether or not a MA should be granted in relation to a medicinal product. Within 67 days from the date of the CHMP opinion, the European Commission will adopt its final decision on the MAA. Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIority MEdicines, or PRIME, scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. In March 2016, the EMA launched an initiative, the PRIME scheme, a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Under the above described procedures, in order to grant the MA, the EMA or the competent authorities of the EU member states make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance.

Data and Market Exclusivity

In the EU, new products authorized for marketing (i.e. reference products) generally receive eight years of data exclusivity and an additional two years of market exclusivity upon MA. If granted, data exclusivity prevents applicants for authorization of generics or biosimilars of these innovative products from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar (abbreviated) MA, for a period of eight years from the date on which the reference product was first authorized in the EU. During an additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall 10-year period can be extended to a maximum of 11 years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained MA based on a MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product can be designated as an orphan if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life threatening or chronically debilitating condition (2) either (a) such condition affects not more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from the orphan status, would not generate sufficient return in the EU to justify the necessary investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized for marketing in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition.

Orphan designation must be requested before submitting a MAA. An EU orphan designation entitles a party to incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of a MA, orphan medicinal products are entitled to ten years of market exclusivity for the approved indication, which means that the competent authorities cannot accept another MAA, or grant a MA, or accept an application to extend a MA for a similar medicinal product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan, or PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The orphan exclusivity period may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for which it received orphan destination, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, MA may be granted to a similar product for the same indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.

Pediatric Development

In the EU, prior to obtaining a MA, applicants have to include the results of studies conducted in the pediatric population, in compliance with a PIP agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all the EU member states and study results are included in the product information, even when negative, the product is eligible for a six-month extension of the protection under a supplementary protection certificate, or SPC, provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to two years before the SPC expires, even where the trial results are negative. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, or QPPV, who is responsible for the establishment and maintenance of that system, and oversees the safety profiles of medicinal products and any emerging safety concerns. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

All new MAA must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom, or the UK, ceased being an EU member state on January 31, 2020, and the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland).

Except in respect of the new EU Clinical Trials Regulation, the regulatory regime in Great Britain currently aligns in many ways with current EU medicines regulations, however it is possible that these regimes will diverge more significantly in the future now that Great Britain’s regulatory system is independent from the EU.

Since January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, has been the UK’s standalone medicines and medical devices regulator. The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in Great Britain (only), free of charge on January 1, 2021, unless the MA holder opted-out. In order to use the centralized procedure to obtain a MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore since Brexit, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain a MA to commercialize products in the UK. The MHRA has been able to rely on a decision taken by the European Commission on the approval of a new (centralized procedure) MA when determining an application for a Great Britain authorization (the so-called “EC Decision Reliance Procedure,” or ECDRP); or use the MHRA’s decentralized or mutual recognition procedures, or MRDCRP, which enabled MAs approved in EU member states (or Iceland, Liechtenstein, Norway) to be granted in Great Britain. From January 1, 2024, the ECDRP has been replaced by the new International Recognition procedure, or IRP, which will allow the MHRA to conduct targeted assessments by recognizing approvals from trusted partner agencies such as the European Commission. The MRDCRP is incorporated under the umbrella of the IRP. Additionally, the “Unfettered Access Procedure” enables an MA holder in Northern Ireland to seek recognition in Great Britain.

There is no pre-MA orphan designation. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in Great Britain, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in Great Britain.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide MA will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the UK government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

Healthcare Laws and Regulation

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain a MA. Such laws include, without limitation, state, federal and foreign anti-kickback, fraud and abuse, false claims, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. See “Risk Factors — Our relationships with healthcare providers and physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings” for additional information.

If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state and other healthcare programs and responsible individuals may be subject to imprisonment.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the U.S. Centers for Medicare & Medicaid Services, or CMS, may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several U.S. Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. For example, the Inflation Reduction Act of 2022, or IRA, which was enacted in August 2022 (1) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, certain EU member states have the option to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU member states allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions.

Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many member states in the EU. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states, and parallel trade, i.e., arbitrage between low-priced and high-priced EU member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

Further to this, on December 13, 2021, Regulation No 2021/2282 on health technology assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. This Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provides the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

Employees and Human Capital

As of December 31, 2023, we had 334 full-time employees, including approximately 99 employees with M.D. and/or Ph.D. degrees and approximately 239 employees directly engaged in research and development, with the rest providing administrative, business and operations support. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

We have, since our inception, worked to create a high-performing, inclusive and diverse workforce with a common passion and mindset of striving to achieve our mission. We have deliberately sought to secure top talent with a diversity of thought, experiences and backgrounds who are committed to making a difference in the lives of people living with neuroscience diseases. We believe that with a common goal and by embracing differences, we have a unique advantage in challenging the status quo to apply innovative thinking to long-existing medical challenges that better reflect the diversity of those who can potentially benefit from it. As of December 31, 2023, our workforce was self-reportedly approximately 58% women and approximately 40% Asian, Hispanic, Latino, Black or African American, and our senior leadership self-reportedly was approximately 44% women or minorities, reflecting the diversity, equity, and inclusion in workforce we strive to create throughout the company.

We believe that our single most important asset that differentiates us now and into the future is our employees. Our human capital resource objectives include finding and attracting the highest performing and most experienced talent and inspiring them to bring their best to Cerevel each and every day. We strive to achieve these objectives through competitive compensation programs and thoughtful benefits that are intended to meet the needs of employees where they are. Our culture underpins all that we do and is anchored in our core values of trust, courage, respect, curiosity and compassion. We strive to be inclusive and diverse in thought, action and in the people who join us. To ensure that this is knitted into the fiber of our organization, we have implemented initiatives across our entire workforce through targeted hiring objectives, supplier and vendor diversity programs and inclusivity plans for clinical trials, the achievement of which were an element in our annual incentive plan goals for 2023. We also regularly conduct surveys to gauge employee engagement and to create an ongoing open dialogue with our employees. We are also committed to professional development at every level of our organization through real-time work experiences as well as other learning opportunities and training programs.

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

Risks Related to the Merger

The conditions under the Merger Agreement to AbbVie’s consummation of the Merger may not be satisfied at all or in the anticipated timeframe.

On December 6, 2023, we entered into the Merger Agreement with AbbVie, Intermediate Holdco and Merger Sub, pursuant to which Merger Sub will be merged with and into Cerevel, with Cerevel surviving the merger as a wholly owned subsidiary of AbbVie.

Consummation of the Merger is subject to approval by our stockholders; receipt of certain regulatory approvals; the expiration or termination of any applicable waiting period (and extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; obtaining all waivers and approvals under certain other specified antitrust laws, as applicable; the absence of any law or order by any governmental authority that would make illegal or otherwise prohibit, restrict or prevent the Merger; and other conditions specified in the Merger Agreement. As a result, there can be no assurance that the Merger will be consummated. These conditions are described in more detail in the Merger Agreement, which is filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on December 7, 2023, and incorporated herein by reference.

The Company intends to pursue all required approvals in accordance with the Merger Agreement. However, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement.

Furthermore, we and our board of directors have been named as defendants in lawsuits brought by purported holders of our common stock challenging our board of directors’ actions in connection with the Merger and seeking, among other things, injunctive relief to enjoin the defendants from completing the Merger on the agreed-upon terms. See Note 17, Legal Proceedings, to our audited consolidated financial statements included elsewhere in this Annual Report for more information regarding such lawsuits. If a settlement or other resolution is not reached in the lawsuits and the plaintiffs secure injunctive relief prohibiting, delaying, or otherwise adversely affecting our ability to consummate the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected timeframe or at all.

The announcement of, or a failure to consummate, the Merger could negatively impact our business, financial condition, results of operations or our stock price.

Our announcement of having entered into the Merger Agreement could cause a material disruption to our business and there can be no assurance that the conditions to the consummation of the Merger will be satisfied. The Merger Agreement may also be terminated by us and/or AbbVie in certain specified circumstances, as described below. We are subject to several risks as a result of the announcement of the Merger Agreement, including, but not limited to, the following:

•
if the Merger is not completed within the expected timeframe, or at all, the share price of our common stock will change to the extent that the current market price of our common stock reflects an assumption that the Merger will be consummated;
•
certain costs related to the Merger, including the fees and/or expenses of our legal, accounting and financial advisors must be paid even if the Merger is not completed;
•
pursuant to the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the Merger, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities;
•
the attention of our management may be directed towards the consummation of the Merger and related matters, and their focus may be diverted from the day-to-day business operations of our company, including from other opportunities that might otherwise be beneficial to us;
•
our inability to retain existing key employees or hire new capable employees, given the uncertainty regarding our future, in order to execute on our continuing business operations;
•
a failure to complete the Merger within the proposed timeframe, or at all, may result in negative publicity and/or a negative impression of us in the investment community or business community generally;
•
difficulties maintaining relationships with collaborators, vendors, and other business partners;
•
third parties may determine to terminate and/or attempt to renegotiate their relationship with us as a result of the Merger, whether pursuant to the terms of their existing agreements with us or otherwise;
•
upon termination of the Merger Agreement by us or AbbVie under specified circumstances, we would be required to pay a termination fee of approximately $283.1 million; and
•
we could be subject to litigation related to any failure to complete the Merger.

In addition, our executive officers and directors may have interests in the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include without limitation the following:

•
most members of the Board and each of our executive officers holds outstanding Cerevel equity awards;
•
each of our executive officers is party to an employment agreement and/or is a participant in a severance program that provides for severance payments and benefits upon a qualifying termination in connection with a change in control (referred to as a “sales event” therein), which includes the Merger;
•
each of our non-employee directors is subject to a compensation policy that provides upon the occurrence of a “sale event” (including the Merger), all equity retainer awards granted to non-employee directors will become fully vested and exercisable;
•
each of our executive officers is eligible to receive a prorated target bonus with respect to fiscal year 2024 if the Effective Time of the Merger occurs in 2024; and
•
certain of our executive officers’ compensatory payments were and/or will be subject to certain mitigation treatment in order to mitigate the potential impact of Sections 280G and 4999 of the United States Internal Revenue Code of 1986, as amended, or the Code, in connection with the Merger.

The Merger Agreement contains provisions that could make it difficult for a third party to acquire us prior to the completion of the Merger.

The Merger Agreement contains restrictions on our ability to obtain a third-party proposal for an acquisition of our company. These provisions include our agreement not to solicit or initiate any additional discussions with third parties regarding other proposals to acquire us, as well as restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our board of directors. The Merger Agreement also contains certain termination rights, including, under certain circumstances, a requirement for us to pay to AbbVie a termination fee of approximately $283.1 million.

These provisions might discourage an otherwise-interested third-party from considering or proposing an acquisition of our company, even one that may be deemed of greater value to our stockholders than the Merger. Furthermore, even if a third-party elects to propose an acquisition, the concept of a termination fee may result in that third-party offering a lower value to our stockholders than such third-party might otherwise have offered.

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
•
failure to receive the necessary regulatory approvals or a delay in receiving such approvals, which, among other things, may be caused by patients who fail the trial screening process, slow enrollment in clinical trials, patients dropping out of trials, patients lost to follow-up, length of time to achieve trial endpoints, additional time requirements for data analysis or New Drug Application, or NDA, or similar foreign applications, preparation, discussions with the FDA or foreign regulatory authorities, an FDA or foreign regulatory authority request for additional preclinical or clinical data (such as long-term toxicology studies) or unexpected safety or manufacturing issues;
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

In addition, if any of our product candidates receive marketing approval, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration, and will need to continue to comply (or ensure that our third-party providers comply) with current Good Manufacturing Practices, or cGMPs, and similar foreign requirements, and Good Clinical Practices, or GCPs, for any clinical trials that we conduct post-approval. In addition, there is always the risk that we, a regulatory authority or a third party might identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements is costly, and any failure to comply or other issues with our product candidates post-approval could adversely affect our business, financial condition and results of operations.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $432.8 million, $351.5 million and $225.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we have not yet generated revenues. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. For instance, the trading prices for our common stock and for other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our equity or debt securities or such sales may be on unfavorable terms. Similarly, adverse market or macroeconomic conditions or market volatility resulting from global economic developments, political unrest, high inflation, rising interest rates, the post-COVID environment, future public health epidemics or other factors, could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms, or at all. To the extent that we raise additional capital through the sale of private or public equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. The Merger Agreement generally restricts our ability to pay any dividends on our common stock during the interim period between the execution of the Merger Agreement and the Effective Time (or the date on which the Merger Agreement is earlier terminated). If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, obtain funds through arrangement with collaborators on terms unfavorable to us or pursue other strategies, all of which could adversely affect the holdings or the rights of our stockholders.

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

If we raise additional capital through collaborations, strategic alliances or marketing, distribution or licensing arrangements, or royalty-based financings with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional capital when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, obtain capital through arrangement with collaborators on terms unfavorable to us or pursue other strategies, all of which could adversely affect the holdings or the rights of our stockholders.

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
•
delays in submitting an Investigational New Drug application, or IND, or comparable foreign applications or delays or failure in obtaining the necessary approvals or allowances from regulators to commence a clinical trial or a suspension or termination, or hold, of a clinical trial once commenced;
•
conditions imposed by the FDA, the European Medicines Agency, or EMA, or comparable foreign regulatory authorities regarding the scope or design of our clinical trials;
•
poor effectiveness of our product candidates observed during clinical trials;
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
•
unfavorable FDA or comparable regulatory authority inspection and review of our clinical trial sites;
•
failure of our third-party contractors or investigators to comply with regulatory requirements or the clinical trial protocol or otherwise meet their contractual obligations in a timely manner, or at all;
•
delays and changes in regulatory requirements, policies and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our therapies in particular; or
•
varying interpretations of data by the FDA and comparable foreign regulatory authorities.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining regulatory approval from the FDA. Foreign regulatory authorities impose similar requirements. The time required to obtain approval by the FDA and comparable foreign authorities is inherently unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For instance, jurisdictions outside of the United States, such as the European Union, or EU, or Japan, may have different requirements for regulatory approval, which may require us to conduct additional clinical, nonclinical or chemistry, manufacturing and control studies. To date, we have not submitted an NDA to the FDA or similar drug approval submissions to comparable foreign regulatory authorities for any product candidate. We must complete additional preclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to seek or obtain these approvals.

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
•
the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA to the FDA or other submission or to obtain regulatory approval in the United States, the EU or elsewhere;
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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as contract research organizations, or CROs, may impact our developments plans.

It is currently unclear to what extent the United Kingdom, or UK, will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials with specific aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The MHRA published its consultation outcome on March 21, 2023 in which it confirmed that it would update the existing legislation. The resulting legislative changes will ultimately determine the extent to which the UK regulations align with the CTR. Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products apply in Northern Ireland. A decision by the UK not to closely align its regulations with the new approach has been adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the UK.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be adversely impacted.

The FDA, EMA or comparable foreign regulatory authorities may disagree with our regulatory plan for our product candidates.

In order to obtain FDA approval of our product candidates, we must, among other things, demonstrate substantial evidence of the effectiveness of such product candidates. FDA has generally considered this demonstration to require data gathered from two or more adequate and well-controlled clinical trials of the product candidate in the relevant patient population, or in some cases, one adequate and well-controlled trial plus other confirmatory evidence. Adequate and well-controlled clinical trials typically involve a large number of patients, have significant costs and take years to complete. The FDA or other regulatory authorities may disagree with us about whether a clinical trial is adequate and well-controlled or may request that we conduct additional clinical trials prior to granting any regulatory approval. In addition, there is no assurance that the doses, endpoints and trial designs that we intend to use for our planned clinical trials, including those that we have developed based on feedback from the FDA or other regulatory agencies or those that have been used for the approval of similar drugs, will be acceptable for future approvals. For example, while we have designed our registration-directed Phase 3 program for tavapadon after receiving input and feedback from the FDA, there can be no assurance that the design of our planned clinical trials will be satisfactory to the FDA or that the FDA will not require us to modify our trials or conduct additional testing, or that completing these trials will result in regulatory approval. Even if our Phase 3 clinical trials as monotherapy in early-stage Parkinson’s achieve their primary endpoint, there can be no assurance that the FDA will find them sufficient to support approval if, for example, the FDA determines the contribution of the MDS-UPDRS Part II score to the primary endpoint results to be inadequate. Our Phase 2 early-stage Parkinson’s trial of tavapadon did not use the MDS-UPDRS Part II score as a primary endpoint and was therefore not powered to show a statistically significant difference from placebo for this measure. In addition, based on our end-of-Phase 2 meeting with the FDA where we presented single-dose electrocardiogram, or ECG, multiple-dose ECG and a model-based analysis of Phase 1 data, we plan to collect time-matched pharmacokinetic and ECG measures in a subset of patients as a sub-study in our ongoing Phase 3 fixed-dose monotherapy early-stage Parkinson’s trial. However, there can be no assurance that we will not be required to conduct additional testing on the safety and tolerability of tavapadon, including with respect to arrhythmia. Additionally, we are developing CVL-871 for the treatment of dementia-related apathy. There are no currently approved therapies for dementia-related apathy, and we may experience challenges in defining this indication. There are limited precedents for trial design, trial endpoints and regulatory pathway for this indication, which may make clinical development and regulatory approval of CVL-871 more challenging.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. For instance, the COVID-19 pandemic and the post-COVID environment, including supply chain, labor market and other disruptions, as well as volatility in the global financial markets, in each case, driven by the pandemic, have impacted and may further impact our clinical trials or preclinical studies. For instance, certain of our clinical trials, including our Phase 3 trials of tavapadon for the treatment of Parkinson’s, our Phase 2a trial of CVL-871 for the treatment of dementia-related apathy and our Phase 1 trial of emraclidine in elderly healthy volunteers to support development in Alzheimer’s disease psychosis, predominantly enroll elderly subjects, and we remain particularly vigilant about patient safety given the elderly nature of these populations. While we have taken measures to revise clinical trial protocols to allow for remote visits, including home delivery of study medication, home health care visits to collect safety data and telemedicine visits to collect clinician-based trial assessments, such measures may not be sufficient to prevent missing data from impacting trial outcomes or delays in enrollment and trial completion caused by COVID-19. The primary endpoint in our monotherapy early-stage Parkinson’s trials is based, in part, on a physical assessment of motor symptoms performed by a clinician, which cannot be completed remotely, and, if a substantial number of subjects are unable or unwilling to complete in-person assessments, the completeness and interpretability of the data that we are able to collect from these trials or our other clinical trials would be impacted, which may create data integrity challenges, require changes to the statistical analysis plan, require the enrollment of additional subjects or otherwise negatively affect our ability to use such data to obtain regulatory approval. Similarly, if patients are reluctant to participate in our trials due to fears of COVID-19 infection resulting from regular visits to a healthcare facility or unable to comply with clinical trial protocols due to quarantines or travel restrictions that impede patient movement or interrupt healthcare services, we may not be able to meet our current trial completion timelines. In addition, Paxlovid, a treatment for COVID-19 approved in the U.S. and Europe, is contraindicated for concurrent use with some of our product candidates. As such, increased use of Paxlovid in the general population may cause delays in enrollment or increase the early termination rate in our clinical trials, which may impact our expected clinical trial timelines.

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

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or comparable foreign regulatory authority approval. For instance, prior clinical trials conducted by Pfizer with certain of our product candidates before we in-licensed them were terminated before conclusion of the trials. These trials included a Phase 2 trial of tavapadon in late-stage Parkinson’s, a concurrent Phase 2 clinical trial of tavapadon in early-stage Parkinson’s and two Phase 2 trials of darigabat. These clinical trials did not meet their primary endpoints and, even though we believe the data generated from these trials support our rationale for further clinical development of these product candidates, our belief is partially based on post-hoc analyses of such data.

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

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans. We may experience delays in completing our clinical trials or preclinical studies and initiating or completing additional clinical trials or preclinical studies, including as a result of regulators not allowing or delay in allowing clinical trials to proceed under an IND, or not approving or delaying approval for any clinical trial grant or similar approval we need to initiate a clinical trial. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

•
regulators, institutional review boards, or IRBs, or other reviewing bodies such as ethics committees may not authorize us or our investigators to commence a clinical trial, or to conduct or continue a clinical trial at a prospective or specific trial site;
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

Regulators or IRBs of the institutions in which clinical trials are being conducted may suspend, limit or terminate a clinical trial, or data monitoring committees may recommend that we suspend or terminate a clinical trial, due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Negative or inconclusive results from our clinical trials or preclinical studies could mandate repeated or additional clinical trials and, to the extent we choose to conduct clinical trials in other indications, could result in changes to or delays in clinical trials of our product candidates in such other indications. We do not know whether any clinical trials that we conduct will demonstrate efficacy and safety results adequate to obtain regulatory approval to market our product candidates for the indications that we are pursuing. If later-stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for our product candidates will be adversely impacted.

Our failure to successfully initiate and complete clinical trials and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates would significantly harm our business. Our product candidate development costs will also increase if we experience delays in testing or regulatory approvals and we may be required to obtain additional funds to complete clinical trials. Delays in our development of tavapadon in the United States could also prevent us from, or delay us in, receiving the remaining payment under the Funding Agreements, as well as put us in potential breach of our development and commercialization obligations under the Funding Agreements. We cannot assure you that our clinical trials will begin as planned or be completed on schedule, if at all, or that we will not need to restructure or otherwise modify our trials after they have begun. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of our product candidates.

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

From time to time, we may publish or publicly disclose interim, topline or preliminary data from our clinical trials. These publications or disclosures are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated.

Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our reputation and business prospects. Further, disclosure of such data by us or by our competitors could result in volatility in the price of our common stock.

In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business.

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

We intend to evaluate our product candidates in combination with other compounds. The use of our product candidates in combination with other compounds may subject us to risks that we would not face if our product candidates were being administered as a monotherapy. For instance, in our Phase 3 adjunctive late-stage Parkinson’s trial, we are evaluating tavapadon in combination with L-dopa for the treatment of late-stage Parkinson’s, and L-dopa’s safety issues may be improperly attributed to tavapadon or the administration of tavapadon with L-dopa may result in safety issues that such other therapies or tavapadon would not have when used alone. Developing combination therapies using other compounds also exposes us to additional clinical risks, such as the requirement that we demonstrate the safety and efficacy of each active component of any combination regimen we may develop.

If the FDA or similar foreign regulatory authorities revoke the approval of any proposed combination agents, or if safety, efficacy, manufacturing, or supply issues arise with the drugs we choose to evaluate in combination with our product candidates, we may be unable to obtain approval of or market such product candidates for combination therapy regimens. Additionally, if the third-party providers of therapies or therapies in development used in combination with our product candidates are unable to produce sufficient quantities for clinical trials or for commercialization, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and prospects.

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
•
the size and nature of the patient population required for analysis of the trial’s primary endpoints;
•
the severity of the disease or condition under investigation;
•
the proximity of patients to study sites;
•
the design of the trial;
•
our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•
competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any drugs that may be approved for the indications that we are investigating;
•
patient referral practices of physicians;
•
the ability to monitor patients adequately during and after treatment;
•
our ability to obtain and maintain patient consents; and
•
the risk that patients enrolled in our clinical trials will drop out of the trials before completion.

For instance, enrollment in our Phase 3 TEMPO program of tavapadon in Parkinson’s has been impacted due to residual post-COVID landscape challenges and other factors. Furthermore, we are currently evaluating darigabat in a Phase 2 proof-of-concept trial in focal epilepsy, known as REALIZE. The recent approval and increased uptake of certain partial-onset seizure treatments, which are contraindicated in the REALIZE trial, as well as patients not meeting the necessary seizure frequency requirements and post-COVID landscape challenges at the clinical trial sites, have impacted our expected timeline for this trial. Slower-than-expected enrollment in the U.S. and delays in the startup of certain ex-U.S. clinical sites have impacted and may further impact the expected timeline for data for both Phase 2 EMPOWER trials of emraclidine in schizophrenia. Because certain of the prior clinical trials of our product candidates were terminated prior to the conclusion of the trial, we may experience challenges in recruiting principal investigators and patients to participate in ongoing and future clinical trials for such product candidates if we are unable to sufficiently demonstrate the potential of such product candidates to them. In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Furthermore, if significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our trials and patients may drop out of our trials. Finally, business disruptions, including those relating to natural disasters (including as a result of climate change), geopolitical incidents or macroeconomic conditions, may disrupt our clinical trials. For instance, certain of our ongoing clinical trials include select clinical sites located in Ukraine. The ongoing war in Ukraine has impacted and may further impact our ability to collect and interpret data from patients who were enrolled at those clinical sites, and further disruptions at those clinical sites may result in delays to our clinical trials. We will continue to closely monitor the rapidly evolving geopolitical situation in Ukraine and its impact on our clinical trial operations and timelines. We may from time to time implement mitigation measures to improve patient enrollment, but such mitigation measures may not sufficiently improve enrollment in a timely enough fashion (for instance, it could take longer than we expect to add new clinical sites, especially in new countries, and we may not be able to sufficiently increase enrollment at existing clinical sites), may have a negative impact on the quality of our data or may result in increased costs.

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

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as the vendors used to manufacture drug product or manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA or comparable foreign regulatory authorities notification or approval. This could delay or prevent completion of clinical trials, require conducting bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay or prevent approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

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

Additionally, if any of our product candidates receives regulatory approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result. For example, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy, or REMS, to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. We may also be required to engage in similar actions, such as patient education, certification of health care professionals or specific monitoring, if we or others later identify undesirable side effects caused by any product. Other potentially significant negative consequences associated with adverse events include:

•
we may be required to suspend marketing of a product, or we may decide to remove such product from the marketplace;
•
regulatory authorities may withdraw or modify their approvals of a product;
•
we may be required to conduct post-marketing studies;
•
we may be required to change the way a product is administered;
•
we could be subject to fines, injunctions, or the imposition of criminal or civil penalties, or be sued and held liable for harm caused to subjects or patients;
•
a product may become less competitive, and
•
our reputation may suffer.

Any of these events could diminish the usage or otherwise limit the commercial success of our product candidates and prevent us from achieving or maintaining market acceptance of our product candidates, if approved by the FDA or other regulatory authorities.

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

Cyberattacks or other failures in our telecommunications or information technology systems, or those of our collaborators, CROs, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business operations.

We, along with our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants, utilize information technology, or IT, systems and networks to process, transmit and store electronic information, including confidential information such as proprietary business information and personal information of our employees and contractors, in connection with our business activities. As use of digital technologies has increased, our IT systems and those of our third-party service providers, strategic partners and other contractors or consultants are increasingly vulnerable to attack, damage and interruption from cyber incidents, including third parties gaining access to employee accounts using stolen or inferred credentials, computer malware (e.g., ransomware), viruses, malicious code, spamming, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors, natural disasters, terrorism, war, telecommunication and electrical failures or other threats. Deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our, our collaborators’, CROs’, third-party logistics providers’, distributors’ and other contractors’ and consultants’ systems and networks, and the confidentiality, availability and integrity of our data. We may not be successful in preventing or identifying cyberattacks and may experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or successfully mitigate their effects due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Like other companies, we have on occasion experienced, and will continue to experience, threats to our data and systems, including malicious codes and viruses, phishing, business email compromise attacks or other cyberattacks. Similarly, our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants may not be successful in protecting our clinical and other data that is stored on their systems. Any cyberattack, data breach or destruction or loss of data could result in a violation of applicable U.S. and international privacy, data protection and other laws and subject us to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the United States and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed, which could have a material adverse effect on our business and prospects. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyberattacks or other data security breaches and may incur significant additional expense to implement further data protection measures.

Our ability to use our net operating losses and research and development tax credits to offset future taxable income may be subject to certain limitations.

As of December 31, 2023, we had U.S. federal net operating loss carryforwards totaling $533.2 million, all of which have an indefinite carryforward period. As of December 31, 2023, we had state net operating loss carryforwards totaling $549.0 million, with $542.2 million expiring at various dates between 2031 and 2043 and the remaining $6.8 million having an indefinite carryforward period. As of December 31, 2023, we also had U.S. federal and state research and development tax credit carryforwards of $33.3 million and $4.9 million, respectively, which begin to expire in 2039 for federal purposes and 2034 for state purposes. The net operating losses which are limited in life and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Code a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. If we determine that an ownership change has occurred and our ability to use our historical NOLs or credits is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. Section 382 and 383 of the Code would apply to all net operating loss and tax credit carryforwards, whether the carryforward period is indefinite or not.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. Replacing executive officers or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully and the culture fit to be a leader in our organization. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Further, inflationary pressure may increase our costs, including employee compensation costs or result in employee attrition to the extent our compensation does not keep up with inflation, particularly if our competitors’ compensation does. The Merger may make it more difficult to attract and retain qualified employees due to the uncertainty about whether or when the transaction will close and the impact of the Merger on our employees.

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

As of December 31, 2023, we had 334 full-time employees. Our focus on the development of multiple initial product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. If we are not able to effectively expand our organization by hiring new qualified employees, our clinical trials may be delayed or terminated, we may not be able to successfully execute the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our development and commercialization goals.

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

As of December 31, 2023, Bain Investor and Pfizer own, collectively, approximately 51.3% of the outstanding shares of our common stock. Furthermore, so long as they own certain specified amounts of our equity securities, Bain Investor and Pfizer have certain rights to nominate our directors. As long as such entities each own or control a significant percentage of outstanding voting power, they will have the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of the Merger or any other merger or other significant corporate transaction, including a sale of substantially all of our assets. Some or all of these entities may have interests different than yours. For example, because these entities acquired their shares at prices substantially below the price at which other stockholders may have purchased shares or have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

We have relied upon and plan to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials and expect to rely on these third parties to conduct clinical trials of any other product candidate that we develop. Our ability to complete clinical trials in a timely fashion depends on a number of key factors. These factors include protocol design, regulatory and IRB or ethics committee approval, patient enrollment rates and compliance with GCPs. We have opened clinical trial sites and are enrolling patients in a number of countries where our experience is limited. In most cases, we use the services of third parties, including CROs, to carry out our clinical trial-related activities and rely on such parties to accurately report their results. Our reliance on third parties for clinical development activities may impact or limit our control over the timing, conduct, expense and quality of our clinical trials. Moreover, the FDA and certain foreign regulatory authorities require us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA and comparable foreign regulatory authorities enforce these GCPs through periodic inspections of clinical trial sponsors, principal investigators, clinical trial sites and IRBs. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. Similar requirements may exist in foreign jurisdictions.

We remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. Our failure or the failure of third parties to comply with the applicable protocol, legal and regulatory requirements and scientific standards can result in rejection of our clinical trial data or other sanctions. If we or our third-party clinical trial providers or third-party CROs do not successfully carry out these clinical activities, our clinical trials or the potential regulatory approval of a product candidate may be delayed or be unsuccessful. Additionally, if we or our third-party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our product candidates, which would delay the regulatory approval process. We cannot be certain that, upon inspection, the FDA or comparable foreign regulatory authorities will determine that any of our clinical trials comply with GCPs. We are also required to register certain clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Under the Funding Agreements, while the Funding Investors agreed to provide up to an additional $25.0 million in April 2024, such payment is subject to certain customary funding conditions, and, if those funding conditions are not satisfied or waived, we will not receive such payment. The Funding Investors may also suspend their obligation to make payments to us following the occurrence of enumerated events such as an uncured material breach, a material adverse effect (which includes certain adverse developments related to the development and regulatory approval of tavapadon) or a bankruptcy event. The Funding Investors’ obligation to make development payments will resume upon their notice to us that the condition allowing them to suspend payments has been resolved or cured to their reasonable satisfaction. The Funding Investors may terminate their obligation to make any further development payments if such condition is not resolved or cured within 12 months. If the Funding Investors’ payment obligations terminate in these circumstances, we will remain obligated to make the milestone and royalty payments contemplated in the Funding Agreements to the Funding Investors in the event we nonetheless receive FDA approval for tavapadon and commercialize tavapadon in the United States. Our ability to receive payments under the Funding Agreements also depends on the ability of the Funding Investors to meet their funding commitments. If we do not receive additional payments under the Funding Agreements, our business, results of operations, cash flows and financial condition could be adversely affected.

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

We currently rely on and engage third-party manufacturers to provide all of the API and the final drug product formulation of all of our product candidates that are being used in our clinical trials and preclinical studies. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement. For instance, there are a limited number of suppliers who have spray-dried dispersion capabilities required to manufacture darigabat, and we can provide no assurance that we will be able to find an alternative manufacturer on acceptable terms. In addition, we typically order raw materials, API and drug product and services on a purchase order basis and do not enter into long-term dedicated capacity or minimum supply arrangements with any commercial manufacturer. We may not be able to timely secure needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of our product candidates or, to commercialize them, if approved. We may be unable to conclude agreements for commercial supply with third-party manufacturers or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of our product candidates, and the costs of manufacturing could be prohibitive.

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

Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates. The facilities used by our contract manufacturers to manufacture our product candidates must be evaluated by the FDA or comparable foreign regulatory authorities in connection with any NDA or other application we may submit. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs and similar foreign requirements. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we may not be able to secure and/or maintain regulatory approval for our product candidates manufactured at these facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA finds deficiencies or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. Any failure to comply with cGMP and similar foreign requirements or other FDA, EMA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products, if approved.

The FDA and other foreign regulatory authorities require manufacturers to register manufacturing facilities. The FDA and corresponding foreign regulators also inspect these facilities to confirm compliance with cGMPs and similar foreign requirements.

Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP or similar foreign requirements. Any failure to comply with cGMP requirements or other FDA, EMA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products following approval, if obtained.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable foreign regulatory authorities must also approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

If any of our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with cGMP and similar foreign requirements and GCP requirements for any clinical trials that we conduct post-approval.

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, EMA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP and similar foreign regulations and applicable product tracking and tracing requirements. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and similar foreign requirements and adherence to commitments made in any NDA, other marketing application and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. Certain endpoint data we hope to include in any approved product labeling also may not make it into such labeling, including exploratory or secondary endpoint data such as patient-reported outcome measures. The FDA may also require a REMS, program as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration.

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
•
refusal by the FDA or comparable foreign regulatory authorities to approve pending applications or supplements to approved applications filed by us or suspension or withdrawal of approvals;
•
product seizure or detention or refusal to permit the import or export of our product candidates; and
•
injunctions or the imposition of civil or criminal penalties.

Additionally, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed.

The FDA and certain foreign regulatory authorities strictly regulate marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The policies of the FDA and comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

The FDA and comparable foreign regulatory authorities offer certain designations for product candidates. These programs are designed to encourage the research and development of product candidates that are intended to address serious conditions. These designations may confer benefits such as additional interaction with regulatory authorities and eligibility for expedited review procedures. However, there can be no assurance that we will successfully obtain such designations for our product candidates. In addition, while such designations could expedite the development or approval process, they generally do not change the standards for approval. Even if we obtain such designations for our product candidates, there can be no assurance that we will realize their intended benefits.

For example, we may seek a Breakthrough Therapy Designation for some of our product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Product candidates receiving Breakthrough Therapy Designation also receive the same benefits associated with Fast Track Designation, described below. Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification.

Furthermore, the FDA has granted Fast Track Designation for emraclidine for the treatment of hallucinations and delusions associated with Alzheimer’s disease psychosis and CVL-871 for the treatment of dementia-related apathy, and we may seek Fast Track Designation for some of our other product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may be eligible for Fast Track Designation. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the application may be eligible for priority review. An NDA submitted for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

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

Some of our programs may be partially supported by government grant awards, which may not be available to us in the future or subject us to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S. industry.

We have received notices of award for cooperative grant funding from the National Institute on Drug Abuse, or NIDA, to support the development of CVL-354 in opioid use disorder. To fund a portion of our future research and development programs, we may apply for additional grant funding from NIDA or other governmental agencies. However, funding by these governmental agencies may be significantly reduced or eliminated in the future for a number of reasons. For example, some programs are subject to a yearly appropriations process in Congress. In addition, we may not receive full funding under current or future grants because of budgeting constraints of the agency administering the program or unsatisfactory progress on the study being funded. Therefore, we cannot assure you that we will receive any future grant funding from any government agencies, or, that if received, we will receive the full amount of the particular grant award. Any such reductions could delay the development of our product candidates.

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
•
the federal Physician Payments Sunshine Act, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments or other transfers of value made to physicians, certain non-physician practitioners including nurse practitioners, certified nurse anesthetists, anesthesiologist assistants, physician assistants, clinical nurse specialists, and certified nurse midwives as well as teaching hospitals and to disclose ownership and investment interests held by physicians and their immediate family members;
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

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Private health insurers and other third-party payors in the U.S. often follow the coverage and reimbursement policies of government payors, including the Medicare or Medicaid programs. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates, once approved. Patients are unlikely to use our product candidates, once approved, unless coverage is provided and reimbursement is adequate to cover a significant portion of their cost. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

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

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of products have been a focus in this effort. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical products, limiting coverage and the amount of reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. For instance, in August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, create an out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. In particular, the IRA allows CMS to begin negotiating prices for certain high-cost Medicare-covered small molecule drugs after they have spent seven years on the market. On August 29, 2023, CMS announced the list of the first ten drugs that will be subject to price negotiations. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. All of our disclosed product candidates are small molecule drugs and certain of them are being developed in indications that may rely heavily on Medicare reimbursement, such as Parkinson’s disease and Alzheimer’s disease psychosis. Accordingly, these new price-negotiation provisions may have a negative impact on our future revenue and profits. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effect of IRA on our business and the healthcare industry in general is not yet fully known. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our revenue generated from the sale of any approved products. Even if we do receive a favorable coverage determination for our products by third-party payors, coverage policies and third-party payor reimbursement rates may change at any time.

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
•
the availability of capital.

We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals or clearances of our product candidates, if any, may be.

On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. This Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal, and provides the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

Off-label use or misuse of our product candidates may harm our reputation in the marketplace or result in injuries that lead to costly product liability suits.

If our product candidates are approved by the FDA or comparable foreign regulatory authorities, we may only promote or market our product candidates in a manner consistent with their FDA-approved labeling (or the label approved by foreign regulatory authorities). We will train our marketing and sales force against promoting our product candidates for uses outside of the approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our product candidates off-label, when in the physician’s independent professional medical judgment he or she deems it appropriate. Furthermore, the use of our product candidates for indications other than those approved by the FDA or comparable foreign regulatory authorities may not effectively treat such conditions. Any such off-label use of our product candidates could harm our reputation in the marketplace among physicians and patients. There may also be increased risk of injury to patients if physicians attempt to use our product candidates for these uses for which they are not approved, which could lead to product liability suits that might require significant financial and management resources and that could harm our reputation.

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

The ability of the FDA and comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA and comparable foreign regulatory authorities, have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA, other government agencies and comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies and comparable foreign regulatory authorities, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, including as a result of reaching the debt ceiling, it could significantly impact the ability of the FDA and comparable foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections at domestic and foreign manufacturing facilities from March 2020 until July 2021. Even though the FDA has since resumed standard inspection operations, and any resurgence of the virus may lead to other inspectional or administrative delays. If a prolonged government shutdown occurs, or if global health concerns continue to hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In the U.S., HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder, or collectively HIPAA, imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act of 2018 (CCPA) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Further, the California Privacy Rights Act (CPRA) generally went into effect on January 1, 2023, and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Other states have enacted similar consumer privacy laws that grant rights to data subjects and place privacy and security obligations on entities handling personal data of consumers or households. While we are not currently subject to laws such as the CCPA, such state privacy laws and similar legislation proposed at the state and federal level could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.

In addition to our operations in the United States, which may be subject to healthcare and other laws relating to the privacy and security of health information and other personal information, we may seek to conduct clinical trials in the United Kingdom or the

European Economic Area, or the EEA, and may become subject to additional European data privacy laws, regulations and guidelines. We will be subject to the data protection laws of the European Union and United Kingdom in relation to personal data we collect from these territories. These laws impose additional obligations and risk upon our business, including substantial expenses and changes to business operations that are required to comply with these laws. For example, the European Union General Data Protection Regulation (EU GDPR) went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA or in the context of our activities within the EEA. Companies that must comply with the EU GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition, some of the personal data we process in respect of clinical trial participants is special category or sensitive personal data under the EU GDPR, and subject to additional compliance obligations and to local law derogations. Since the beginning of 2021, after the end of the transition period following the withdrawal of the United Kingdom from the European Union, or Brexit, we may also be subject to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the UK GDPR) which imposes separate but similar obligations to those under the EU GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. The subsequent separation of the data protection regimes of these territories mean we are required to comply with separate data protection laws in the European Union and United Kingdom, which may lead to additional compliance costs and could increase our overall risk.

The EU and UK GDPR (collectively, the GDPR), which deals with the processing of personal data and on the free movement of such data, imposes a broad range of strict requirements, including requirements relating to having lawful bases for processing personal data and transferring such information outside the EEA/UK, including to the United States, providing details to those individuals regarding the processing of their personal data, keeping personal data secure, having data processing agreements with third parties who process personal data, responding to individuals’ requests to exercise their rights in respect of their personal data, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments and record-keeping. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions).

The GDPR imposes strict rules on the transfer of personal data out of the EEA/UK to countries not regarded by European Commission and the United Kingdom government as providing adequate protection, or the third countries, including the United States and the efficacy and longevity of current transfer mechanisms between the European Economic Area, or the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union (CJEU) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework (DPF), as released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as a EU GDPR transfer mechanism to U.S. entities self-certified under the DPF. The DPF also introduced a new redress mechanism for EU citizens which addresses a key concern in the previous CJEU judgments and may mean transfers under standard contractual clauses are less likely to be challenged in future. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames. This may lead to additional compliance costs and could increase our overall risk.

We cannot assure you that our efforts to comply with any obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our reputation and materially harm our business. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

Risks Related to Our Intellectual Property

We depend and expect in the future to continue to depend on in-licensed intellectual property. Such licenses impose obligations on our business, and if we fail to comply with those obligations, we could lose our licensed rights, which would substantially harm our business.

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

Additionally, Pfizer has an exclusive right of first negotiation in the event that we seek to enter into certain significant transactions with a third party with respect to a product either globally or in certain designated countries. Significant transactions include exclusive licenses, assignments, sales, exclusive co-promotion arrangements, and other transfers of all commercial rights to a product globally or in the designated countries, as well as exclusive distribution agreements globally or in certain designated countries. This right of first negotiation may limit or delay our ability to enter into arrangements with other companies related to our product candidates and could discourage, delay or prevent a merger, acquisition or change of control of our company.

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

The strength of patents in the biopharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license now or in the future may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, the patents covering our product candidates may not adequately protect our product candidates or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, manufacture or commercialize, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced.

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

On June 1, 2023, the European Unitary Patent system and the European Unified Patent Court, or UPC, were successfully launched. European patent applications now have the option, upon grant of a patent, of becoming a Unitary Patent which is subject to the jurisdiction of the UPC. In addition, conventional European patents, both already granted at the time the new system started and granted thereafter, are subject to the jurisdiction of the UPC, unless affirmatively opted out. This was a significant change in European patent practice, and deciding whether to opt-in or opt-out of the Unitary Patent practice entails strategic and cost considerations. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. While we have the right to opt our patents out of the UPC over the first seven years of the court’s existence, doing so may preclude us from realizing the benefits of the UPC. Moreover, the decision whether to opt-in or opt-out of Unitary Patent status will require coordinating with co-applicants, if any, adding complexity to any such decision.

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

We have never declared or paid any cash dividends on our capital stock and have no current plans to pay cash dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our board of directors may deem relevant. The Merger Agreement generally restricts our ability to pay any dividends on our common stock during the interim period between the execution of the Merger Agreement and the Effective Time (or the date on which the Merger Agreement is earlier terminated). As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the 2027 Notes.

As of December 31, 2023, we had $569.6 million of liabilities, including $112.2 million of secured financing liabilities pursuant to the Funding Agreements and $337.4 million aggregate carrying value of indebtedness pursuant to the 2027 Notes. We may also incur additional indebtedness (including financial liabilities) to meet future financing needs. We are not restricted under the terms of the Indenture from incurring additional debt, securing then-existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the Indenture that could have the effect of diminishing our ability to make payments on our indebtedness, including the 2027 Notes, when due.

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

The price of our common stock may fluctuate due to a variety of factors, including:

•
our failure to complete, delays in completing, or other developments related to the pending Merger;
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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to materially protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes policies and processes for assessing, identifying, and managing risk from cybersecurity threats as well as a cybersecurity incident response plan.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other strategic, operational, legal, compliance and financial risk areas.

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify cybersecurity risks to our critical systems, information and our broader enterprise IT environment;
•
an information security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training of our employees, incident response personnel and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers, and vendors.

We have not identified any known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition.

For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Annual Report.

Governance

Our Board considers cybersecurity risk as part of its overall risk oversight function and has delegated to the Audit Committee oversight over our information security and technology risks, including our information security, cybersecurity and related risk management programs.

The Audit Committee receives periodic reports from our Chief Digital Officer on our cybersecurity risks and risk management program as well as presentations on cybersecurity topics as part of the Audit Committee’s continuing education on topics that impact public companies. In addition, management updates the Audit Committee, as necessary, regarding any potentially material cybersecurity incidents.

The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program through our overall enterprise risk management program, which includes processes designed to identify, assess, categorize, and monitor key current and evolving risks that may affect us, including cybersecurity risks.

Our management team, including our Chief Digital Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The Chief Digital Officer oversees a team of information security professionals who are responsible for assessing and managing cybersecurity threats on a day-to-day basis. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Chief Digital Officer has served in the role since 2019 and has experience in application security, intrusion detection, penetration testing, complex threat modeling and unconventional cyber-attack vectors.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal information security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

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

Item 3. Legal Proceedings.

Information pertaining to legal proceedings is provided in Note 17, Legal Proceedings, to our audited consolidated financial statements included elsewhere in this Annual Report and is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on The Nasdaq Stock Market LLC under the symbol “CERE”.

Holders of Our Common Stock

As of February 15, 2024, we had approximately three holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We currently intend to retain all available funds and any future earnings to fund the growth and development of our business. We have never declared or paid any cash dividends on our capital stock. We do not intend to pay cash dividends to our stockholders in the foreseeable future. Investors should not purchase our common stock with the expectation of receiving cash dividends. Additionally, the Merger Agreement generally restricts our ability to pay any dividends on our common stock during the interim period between the execution of the Merger Agreement and the Effective Time (or the date on which the Merger Agreement is earlier terminated).

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

The Merger

On December 6, 2023, we entered into the Merger Agreement with AbbVie, Intermediate Holdco and Merger Sub, pursuant to which, and on the terms and subject to the conditions thereof, at the Effective Time, Merger Sub will merge with and into Cerevel, with Cerevel surviving as a wholly owned subsidiary of AbbVie.

Under the terms of the transaction, among other things, AbbVie will acquire all outstanding shares of Cerevel for $45.00 per share in cash. The transaction values Cerevel at a total equity value of approximately $8.8 billion. The boards of directors of both companies have approved the transaction. This transaction is expected to close in the middle of 2024, subject to Cerevel stockholder approval, regulatory approvals and other customary closing conditions.

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

In the future, we will require additional capital to meet operational needs and capital requirements. We are eligible to receive up to $125.0 million pursuant to the Funding Agreements (as defined herein), of which approximately $100.0 million has been received to date and $25.0 million is expected to be received in April 2024, subject to certain customary funding conditions. Except for this source of funding, we do not have any committed external source of liquidity. Until such time, if ever, as we can generate substantial product revenue, we will need substantial additional funding to support our continuing operations and pursue our growth strategy, and we may finance our operations through a combination of additional private or public equity offerings, debt financings, collaborations, strategic alliances, marketing, distribution or licensing arrangements with third parties or through other sources of financing. We have historically raised funding through the sale of equity or debt securities and intend to consider future opportunities to raise additional funding when market conditions are favorable for us to do so. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. However, the trading prices for our common stock and for other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our equity or debt securities or such sales may be on unfavorable terms. Similarly, adverse market or macroeconomic conditions or market volatility resulting from global economic developments, political unrest, including due to war, international hostilities or terrorism, high inflation, the post-COVID environment, future public health epidemics or other factors, could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms, or at all. To the extent that we raise additional capital through the sale of private or public equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, obtain funds through arrangement with collaborators on terms unfavorable to us or pursue other strategies, all of which could adversely affect the holdings or the rights of our stockholders.

We have incurred significant operating losses since our inception and, as of December 31, 2023, we have not yet generated revenues. We have funded our operations primarily with the net proceeds received from the issuance of preferred stock, common stock and convertible senior notes, net proceeds from the consummation of our Business Combination (as defined herein) and our Funding Agreements.

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

We expect that our annual research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities as we continue to invest in activities to develop our product candidates and preclinical programs. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size, scope and duration of later-stage clinical trials. Furthermore, the process of conducting the necessary clinical trials to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we cannot accurately estimate or know the nature, timing and costs that will be necessary to complete the preclinical and clinical development for any of our product candidates or when and to what extent we may generate revenue from the commercialization and sale of any of our product candidates or achieve profitability.

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

We expect that our annual general and administrative expenses will increase as we continue to build general corporate infrastructure to support the growth of our organization as we expand our research and development organization and market development and pre-commercial planning activities.

Interest Income, Net

Interest income consists of interest earned on our cash, cash equivalents, marketable securities and restricted cash.

Interest Expense

Interest expense consists of interest charged on the outstanding principal balance of the 2027 Notes and amortization of debt issuance costs utilizing the effective interest method over the expected term of the 2027 Notes.

Other Income (Expense), Net

Other income (expense), net primarily consists of gains (losses) on the fair value remeasurement of our financing liabilities. Other income (expense), net also reflects amounts for other miscellaneous income and expense unrelated to our core operations as well as gains (losses) on the fair value remeasurement of the private placement warrants through their cashless exercise and settlement in September 2021.

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

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements or our tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2023 and 2022, we continue to maintain a full valuation allowance against all of our net deferred tax assets based on our evaluation of all available evidence.

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,			Change
(In thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Operating expenses:
Research and development	$334,641	$280,259	$161,855	19%	73%
General and administrative	112,624	87,589	58,243	29%	50%
Total operating expenses	447,265	367,848	220,098	22%	67%
Loss from operations	(447,265)	(367,848)	(220,098)	22%	67%
Interest income, net	43,865	13,537	157	224%	8522%
Interest expense	(10,567)	(3,918)	—	170%	**
Other income (expense), net	(18,372)	6,878	(5,393)	(367)%	(228)%
Loss before income taxes	(432,339)	(351,351)	(225,334)	23%	56%
Income tax benefit (provision), net	(503)	(160)	—	214%	**
Net loss	$(432,842)	$(351,511)	$(225,334)	23%	56%

** – Not meaningful

Research and Development

The following table summarizes the components of research and development expense for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,			Change
(In thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Tavapadon	$60,395	$57,953	$48,858	4%	19%
Emraclidine	97,709	74,331	15,472	31%	380%
Darigabat	23,915	22,388	19,461	7%	15%
CVL-871	3,489	3,904	4,773	(11)%	(18)%
Other research and development programs	18,119	21,999	15,973	(18)%	38%
Unallocated	26,159	20,302	13,773	29%	47%
Personnel costs	76,960	61,176	34,325	26%	78%
Equity-based compensation	27,895	18,206	9,220	53%	97%
Total research and development	$334,641	$280,259	$161,855	19%	73%

For 2023 compared to 2022, the increase in research and development expense reflects the continued advancement of our tavapadon, emraclidine and darigabat programs. Increases in personnel costs, equity-based compensation and unallocated costs, including technology and facilities, reflect our continued expansion of capabilities to advance our pipeline. The increases in expenses associated with our emraclidine program for the comparative period primarily reflects an increase in expense incurred in the current year for the advancement of our two ongoing Phase 2 trials, our open-label extension trial and registration-enabling activities in schizophrenia and our ongoing Phase 1 trial to support future development in Alzheimer’s disease psychosis, partially offset by a decrease in expense incurred in relation to our ambulatory blood pressure monitoring trial that was completed in December 2022. The increases in expenses associated with our tavapadon program for the comparative period primarily reflects increases associated with registration-enabling activities and our ongoing Phase 3 trials. The decreases in other research and development programs for the comparative period primarily reflects the timing of early-stage research and development activities.

For 2022 compared to 2021, the increase in research and development expense primarily reflects the continued advancement of our tavapadon, emraclidine and darigabat programs as well as increased investment in our preclinical and discovery research efforts. The increase in unallocated costs primarily reflects an increase in certain facilities-related costs following our laboratory becoming operational in the second quarter of 2021. The increase in personnel costs and equity-based compensation reflects the continued growth of our workforce as we expanded our capabilities to advance our pipeline.

For 2023 and 2022 expense associated with other research and development programs was reduced by $3.5 million and $4.4 million, respectively, related to the reimbursement of certain research and development costs as a result of cooperative grant funding from government agencies and/or other third-party institutions. For 2021, expense associated with other research and development programs was reduced by $0.9 million related to the reimbursement of certain research and development costs as a result of cooperative grant funding from government agencies.

General and Administrative

	For the Year Ended December 31,			Change
(In thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
General and administrative	$112,624	$87,589	$58,243	29%	50%

For 2023 compared to 2022, the increase in general and administrative expense was primarily due to higher personnel costs, including equity-based compensation, and direct expenses associated with the potential Merger, partially offset by a reduction in spend associated with professional fees and services.

For 2022 compared to 2021, the increase in general and administrative expense was primarily due to higher personnel costs, including equity-based compensation, and other costs to support organizational growth and the advancement of our programs, including market research and development activities.

Interest Income, Net

The following table summarizes the components of interest income, net for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,			Change
(In thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Interest income, net	$43,865	$13,537	$157	224%	8522%

For 2023 compared to 2022, the increase in interest income, net, reflects increased interest income earned on higher average comparable cash, cash equivalent and marketable security balances and higher returns earned on our marketable securities.

For 2022 compared to 2021, the increase in interest income, net, reflects increased interest income earned on higher average comparable cash, cash equivalent and marketable security balances and higher returns earned on our marketable securities.

Interest Expense

The following table summarizes the components of interest expense for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,			Change
(In thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Interest expense	$(10,567)	$(3,918)	$—	170%	**

Interest expense consists of interest accrued on the principal balance of the 2027 Notes issued in August 2022 and the amortization of debt issuance costs. For additional information related to the 2027 Notes, please read Note 9, 2027 Convertible Senior Notes, to our audited consolidated financial statements included elsewhere in this Annual Report.

Other Income (Expense), Net

The following table summarizes the components of other income (expense), net for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,			Change
(In thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Gain (loss) on fair value remeasurement of financing liability, related party	$(9,173)	$3,438	$(751)	(367)%	(558)%
Gain (loss) on fair value remeasurement of financing liability	(9,173)	3,438	(751)	(367)%	(558)%
Loss on fair value remeasurement of private placement warrants	—	—	(3,881)	**	(100)%
Other, net	(26)	2	(10)	(1400)%	(120)%
Other income (expense), net	$(18,372)	$6,878	$(5,393)	(367)%	(228)%

For 2023, other income (expense), net primarily reflects net losses recognized on the fair value remeasurement of our financing liabilities associated with the Funding Agreements that were entered into in April 2021. The net loss on the fair value remeasurement of our financing liabilities was primarily due to the passage of time and the impact of changes in market inputs, including volatility and discount rates.

For 2022, other income (expense), net primarily reflects net gains recognized on the fair value remeasurement of our financing liabilities associated with the Funding Agreements. The changes in the fair value remeasurement of our financing liabilities were primarily due to the impact of changes in the estimated timing of certain clinical events and changes in market inputs, primarily risk-free rates, partially offset by the passage of time.

For 2021, other income (expense), net primarily reflects net losses recognized on the fair value remeasurement of our financing liabilities and private placement warrants. Changes in fair value remeasurement of our financing liabilities were primarily due to changes in discount rates, changes in the amount or timing of expected net cash flows and the passage of time. Changes in fair value remeasurement of our private placement warrants were primarily due to changes in the fair values of our common stock and public warrants, as well as changes in the volatility implied by the market price of our public warrants through their cashless exercise and settlement in September 2021.

For additional information related to the fair value of our financing liabilities associated with the Funding Agreements, please read Note 8, Financing Liabilities, and Note 10, Fair Value Measurements, to our audited consolidated financial statements included elsewhere in this Annual Report. For additional information on our private placement warrants, please read Note 13, Stockholders’ Equity, to our audited consolidated financial statements included elsewhere in this Annual Report.

Liquidity and Capital Resources

Sources of Liquidity and Capital

We have incurred significant operating losses since our inception and we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses totaled $432.8 million, $351.5 million and $225.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, and as of December 31, 2023, we have not yet generated revenues.

Our cash, cash equivalents and marketable securities totaled $1,176.2 million as of December 31, 2023. Until required for use in our business, we typically invest our cash in money market funds and investment grade short to intermediate-term fixed income securities. We attempt to minimize credit risk related to our cash, cash equivalents and marketable securities by maintaining balances primarily in custodial accounts only with accredited financial institutions and maintaining a well-diversified portfolio that limits the amount of exposure as to institution, maturity and investment type.

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

In November 2021, we entered into an open market sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $250.0 million of our common stock from time-to-time in “at-the-market” offerings, or the ATM Program. As of December 31, 2023, no sales had been made pursuant to the ATM Program.

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

In October 2023, we completed a follow-on public offering of our common stock pursuant to which we issued and sold an aggregate of 22,687,417 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $22.81 per share. The aggregate net proceeds from this offering totaled approximately $498.9 million, after deducting underwriting discounts and commissions of $18.3 million and offering expenses of approximately $0.3 million.

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

•
the timing and ability to consummate the Merger;
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

The announcement of, or a failure to consummate, the Merger could negatively impact our business, financial condition, results of operations or our stock price. For additional information on risks associated with our substantial capital requirements, please read the sections entitled “—Risks and Liquidity” and “Risk Factors” included elsewhere in this Annual Report.

Working Capital

The following table summarizes our total working capital, defined as current assets less current liabilities as of December 31, 2023 and 2022:

	As of December 31,
(In thousands)	2023	2022	Change
Current assets	$1,006,938	$905,651	11%
Current liabilities	(92,179)	(72,564)	27%
Total working capital	$914,759	$833,087	10%

The increase in working capital at December 31, 2023, from December 31, 2022, reflects a net increase in total current assets of $101.3 million partially offset by a net increase in total current liabilities of $19.6 million.

The net increase in total current assets was primarily driven by the net proceeds received from our financing activities, partially offset by cash used in operations and for purchases of property and equipment and non-current marketable securities.

The net increase in current liabilities was due to increases in accrued expenses and other current liabilities primarily related to external research and development services.

Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,			Change
(In thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net cash flows used in operating activities	$(342,301)	$(293,187)	$(178,546)	17%	64%
Net cash flows provided by (used in) investing activities	73,722	(388,834)	(435,661)	(119)%	(11)%
Net cash flows provided by financing activities	548,616	623,191	423,602	(12)%	47%
Net increase (decrease) in cash, cash equivalents and restricted cash	$280,037	$(58,830)	$(190,605)	(576)%	(69)%

Cash Flows Used in Operating Activities

Net cash flows used in operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities.

Net cash flows used in operating activities is derived by adjusting our net loss for:

•
non-cash items such as depreciation and amortization, adjustments to operating lease expense, equity-based compensation, amortization of debt issuance costs, amortization of premiums and accretion of discounts on marketable securities and changes in the fair value remeasurement of our financing liabilities and private placement warrants; and
•
changes in operating assets and liabilities reflecting timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.

For 2023, net cash used in operating activities reflects our net loss for the period of $432.8 million, adjusted for net non-cash charges totaling $74.4 million and a net change of $16.1 million in our net operating assets and liabilities. Our non-cash adjustments primarily consisted of $69.4 million of equity-based compensation expense, $18.3 million of losses recognized from the fair value remeasurement of our financing liabilities and $5.6 million related to depreciation and amortization, partially offset by $19.7 million related to the net amortization of premiums and accretion of discounts on our marketable securities. The net changes in our operating assets and liabilities primarily reflects an increase in accrued expenses and other liabilities primarily driven by increases in accruals related to external research and development services.

For 2022, net cash used in operating activities reflects our net loss for the period of $351.5 million, adjusted for net non-cash charges totaling $30.3 million and a net change of $28.1 million in our net operating assets and liabilities. Our non-cash adjustments primarily consisted of $38.8 million of equity-based compensation expense and $4.9 million related to depreciation and amortization, partially offset by $6.9 million of gains recognized from the fair value remeasurement of our financing liabilities and $6.5 million from the amortization of premiums and accretion of discounts on marketable securities. The net changes in our operating assets and liabilities primarily reflects an increase in accrued expenses and other liabilities primarily driven by increases in accruals related to external research and development services, compensation and personnel costs and interest payable on the 2027 Notes.

For 2021, net cash used in operating activities reflects our net loss for the period of $225.3 million, adjusted for net non-cash charges totaling $31.2 million and a net change of $15.5 million in our net operating assets and liabilities. Our non-cash charges primarily consisted of $23.9 million of equity-based compensation expense, $3.9 million related to the final fair value remeasurement of private placement warrants through their cashless exercise and settlement, $2.7 million of depreciation and amortization and $1.5 million related to the fair value remeasurement of our financing liabilities. The net changes in our operating assets and liabilities primarily reflect an increase in operating lease liabilities resulting from landlord reimbursement for tenant improvements, an increase in accounts payable related to increased operating activities and the timing of payments, and an increase in accrued expenses related to increased operating activities. These increases are partially offset by a reduction in amounts accrued for property and equipment, an increase in prepaids and other current assets primarily due to advances related to clinical trials and other research activities, and the prepayment of insurance premiums and software licenses.

Cash Flows Provided by (Used in) Investing Activities

For 2023, net cash provided by investing activities reflects $942.8 million in maturities and redemptions of marketable securities, partially offset by $865.3 million used for purchases of marketable securities and $3.8 million used for purchases of property and equipment.

For 2022, net cash used in investing activities reflects $887.7 million used for purchases of marketable securities and $4.0 million used for purchases of property and equipment, partially offset by $502.9 million in maturities and redemptions of marketable securities.

For 2021, net cash used in investing activities reflects $425.2 million used for purchases of marketable securities and $10.5 million used for purchases of property and equipment, primarily related to the build-out of our Cambridge, Massachusetts headquarters.

Cash Flows Provided by Financing Activities

For 2023, net cash provided by financing activities primarily reflects $498.9 million of net proceeds received from our October 2023 follow-on public offering of common stock, $31.3 million of proceeds received under the Funding Agreements and $18.6 million of proceeds received from the exercise of stock options and purchases of stock under our employee stock purchase plan.

For 2022, net cash provided by financing activities primarily reflects $238.3 million of net proceeds received from our August 2022 follow-on public offering of common stock, $334.8 million of net proceeds received from the issuance of the 2027 Notes, $37.5 million of proceeds received under the Funding Agreements and $13.1 million of proceeds received from the exercise of stock options and purchases of stock under our employee stock purchase plan.

For 2021, net cash provided by financing activities primarily reflects $328.3 million of net proceeds received from our follow-on offering, $55.5 million of net proceeds received from exercises of public warrants, $31.3 million of proceeds received under the Funding Agreements and $9.0 million of proceeds received from stock option exercises and purchases of stock under our ESPP.

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

Our most significant contracts relate to agreements with CROs for clinical trials and preclinical studies, CMOs and other service providers for operating purposes, which we enter into in the normal course of business. These contracts are generally cancelable at any time by us following a certain period after notice and therefore, we believe that our non-cancelable obligations under these agreements are not material. In addition, we have obligations with respect to potential future royalties payable, contingent development, regulatory and commercial milestone payments and potential amounts related to uncertain tax positions. The timing and amount of such obligations are unknown or uncertain as of December 31, 2023.

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

For additional information related to the Pfizer License Agreement, please read Note 6, Pfizer License Agreement, to our audited consolidated financial statements included elsewhere in this Annual Report.

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

Contract Research and Manufacturing Organizations

As of December 31, 2023 and 2022, we recorded accrued expenses of approximately $45.0 million and $30.8 million, respectively, in our consolidated balance sheets for expenditures incurred by CROs and CMOs.

Tax Related Obligations

To date, we have not recognized any reserves related to uncertain tax positions. As of December 31, 2023 and 2022, we had no accrued interest or penalties related to uncertain tax positions.

Obligations Contingent upon Merger

We will be obligated to make significant contingent payments upon the consummation of the Merger. As the Merger was not deemed to be probable of being achieved as of December 31, 2023, we have not accrued any liabilities related to such contingent obligations in our consolidated financial statements as of December 31, 2023.

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

Fair Value Option for Funding Agreements

We elected to account for our funding agreements and related financing liabilities described in Note 8, Financing Liabilities, in accordance with the fair value option permitted under ASC 825-10, Financial Instruments. A liability associated with each of our funding agreements was initially recognized at their estimated fair value in our consolidated balance sheets. We revalue our financing liabilities on a recurring basis each reporting period with subsequent changes in fair value, excluding the impact of the change in fair value attributable to instrument-specific credit risk, separately presented as a component of other income (expense), net in our consolidated statements of operations and comprehensive loss. The portion of the fair value adjustment attributed to a change in the instrument-specific credit risk is recognized and separately presented as a component of other comprehensive income (loss).

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

We had cash, cash equivalents and marketable securities of $1,176.2 million and $950.2 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, these balances consisted of bank deposits, highly liquid money market funds and investment grade short to intermediate-term fixed income securities.

Interest Rate Sensitivity

The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of December 31, 2023, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $4.8 million to our interest rate sensitive instruments. As of December 31, 2022, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $3.6 million to our interest rate sensitive instruments.

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

Our management, with the participation of our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

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
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Ernst & Young LLP, our independent registered public accounting firm, has issued an auditor’s report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. This report is included below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cerevel Therapeutics Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Cerevel Therapeutics Holdings, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cerevel Therapeutics Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 27, 2024

Item 9B. Other Information.

(a)
None.
(b)
Insider Trading Arrangements and Policies.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference or will be set forth in an amendment to this Annual Report to be filed on Form 10-K/A with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference or will be set forth in an amendment to this Annual Report to be filed on Form 10-K/A with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference or will be set forth in an amendment to this Annual Report to be filed on Form 10-K/A with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference or will be set forth in an amendment to this Annual Report to be filed on Form 10-K/A with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference or will be set forth in an amendment to this Annual Report to be filed on Form 10-K/A with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report.

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

2.3†

Agreement and Plan of Merger, dated as of December 6, 2023, by and among AbbVie Inc., Symphony Harlan LLC, Symphony Harlan Merger Sub, Inc., and Cerevel Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant on December 7, 2023).

3.1	Certificate of Incorporation of Cerevel Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the registrant on March 24, 2021).

3.2	Amended and Restated By-laws of Cerevel Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on June 15, 2022).

4.1

Description of the Registrant’s securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed by the registrant on February 22, 2023).

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

10.7

Second Amendment to Lease, by and between Cerevel Therapeutics, LLC and DW Propco JK, LLC, dated November 17, 2022 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed by the registrant on February 22, 2023).

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

10.11#	Senior Executive Cash Annual Incentive Plan (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed by the registrant on November 2, 2020).

10.12#*	Severance Benefits Policy for Specified C-Suite Executives.

10.13#	Non-Employee Director Compensation Policy, as amended (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the registrant on August 2, 2023).

10.14#	Form of Indemnification Agreement (Directors) (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed by the registrant on November 2, 2020).

10.15#	Form of Indemnification Agreement (Officers) (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed by the registrant on November 2, 2020).

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

10.23††

Funding Agreement, dated as of April 12, 2021, by and between Cerevel Therapeutics, Inc. and NovaQuest Co-Investment Fund XVI, L.P. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the registrant on May 17, 2021).

10.24††

Funding Agreement, dated April 12, 2021, by and between Cerevel Therapeutics, Inc., and BC Pinnacle Holdings, LP (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the registrant on May 17, 2021).

10.25#

Separation Agreement, by and between Abraham Ceesay and Cerevel Therapeutics, LLC, dated as of February 21, 2023 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the registrant on May 3, 2023).

10.26

Waiver, dated as of April 27, 2023, by and among Cerevel Therapeutics Holdings, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the registrant on August 2, 2023).

10.27#	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the registrant on August 2, 2023).

10.28#

Employment Agreement, dated as of May 1, 2023, between Cerevel Therapeutics, LLC and Ronald Renaud (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the registrant on August 2, 2023).

10.29#

Employment Agreement, dated as of April 14, 2023, between Cerevel Therapeutics, LLC and Susan Altschuller (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the registrant on August 2, 2023).

10.30#

Employment Agreement, dated as of June 12, 2023, between Cerevel Therapeutics, LLC and Paul Burgess (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the registrant on August 2, 2023).

10.31

Support Agreement, dated as of December 6, 2023, by and among AbbVie Inc., Symphony Harlan, LLC, Symphony Harlan Merger Sub, Inc. and BC Perception Holdings, LP. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on December 7, 2023).

10.32#*	Form of Restricted Stock Unit Award Agreement

10.33#*	Severance Benefits Policy for Senior Vice Presidents and Vice Presidents

10.34#*	Form of Repayment Agreement

21.1	List of subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 filed by the registrant on November 25, 2020).

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1#*	Amended and Restated Clawback Policy.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

* Filed or furnished herewith.

# Indicates a management contract, compensatory plan or arrangement.

† Schedules, exhibits or similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the SEC upon request.

†† Portions (indicated by brackets and asterisks) have been omitted from this exhibit pursuant to Regulation S-K, Item 601(b)(10). Such omitted information is not material and the registrant customarily and actually treats such information as private or confidential.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEREVEL THERAPEUTICS HOLDINGS, INC.

Date: February 27, 2024	By:	/s/ Ron Renaud
Ron Renaud
President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

Each person whose individual signature appears below hereby authorizes and appoints each of Ron Renaud, Scott Akamine and Susan Altschuller with full power of substitution and resubstitution and full power to act as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ron Renaud	Director, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2024
Ron Renaud

/s/ Susan Altschuller	Chief Financial Officer (Principal Financial Officer)	February 27, 2024
Susan Altschuller, Ph.D.

/s/ Mark Bodenrader	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2024
Mark Bodenrader

/s/ N. Anthony Coles	Chairperson and Director	February 27, 2024
N. Anthony Coles

/s/ Deborah Baron	Director	February 27, 2024
Deborah Baron

/s/ Marijn Dekkers	Director	February 27, 2024
Marijn Dekkers

/s/ Doug Giordano	Director	February 27, 2024
Doug Giordano

/s/ Christopher Gordon	Director	February 27, 2024
Christopher Gordon

/s/ Adam Koppel	Director	February 27, 2024
Adam Koppel

/s/ Ruth McKernan	Director	February 27, 2024
Ruth McKernan

/s/ Deval Patrick	Director	February 27, 2024
Deval Patrick

/s/ Norbert Riedel	Director	February 27, 2024
Norbert Riedel

/s/ Gabrielle Sulzberger	Director	February 27, 2024
Gabrielle Sulzberger

/s/ Suneet Varma	Director	February 27, 2024
Suneet Varma

Report of independent registered public accounting firm

To the Stockholders and the Board of Directors of Cerevel Therapeutics Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cerevel Therapeutics Holdings, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

The Company’s total accrued expenses and other current liabilities were $76.9 million at December 31, 2023, which included the estimated obligation for research and development expenses incurred as of December 31, 2023 but not paid as of the date. In addition, the Company’s total prepaid expenses and other current assets were $16.0 million and other long-term assets were $3.4 million at December 31, 2023, which included amounts that were paid in advance of services incurred pursuant to research and development activities. As discussed in Note 4 to the consolidated financial statements, research and development expenses are expensed as incurred. The Company estimates and accrues the value of goods and services received from clinical research organizations and other third-party vendors each reporting period based on estimates of the level of services performed and progress in the period when an invoice has not been received from such organizations, which results in an accrual or prepayment at period end.

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

To evaluate the Company’s estimate of services incurred as of period end pursuant to its research and development activities, our audit procedures included, among others, testing the completeness and accuracy of the data and evaluating the significant assumptions, described above, that are used by management to estimate the recorded amounts. For example, to assess the reasonableness of the significant assumptions, we obtained information regarding the nature and extent of progress of clinical trials and other activities from the Company’s research and development personnel that oversee the clinical trials and compared it to information obtained directly from third parties which indicated the third parties’ estimate of costs incurred to date. Further, to evaluate the completeness and valuation of the accrued or prepaid research and development expenses, we compared invoices received by the Company subsequent to December 31, 2023 to the amounts recognized by the Company as of that date. We also inspected the Company’s contracts with these third parties and any pending change orders to assess the impact to the amounts recorded.

Valuation of Financing Liabilities
Description of the Matter

As discussed in Notes 8 and 10 to the consolidated financial statements, on April 12, 2021, the Company entered into funding agreements with NovaQuest Co-Investment Fund XVI, L.P. and BC Pinnacle Holdings, LP. The Company concluded that each funding agreement represents a financial instrument that was considered to be a debt host containing embedded redemption features due to certain contingencies related to repayment and elected to account for the financing liabilities using the fair value option. In order to determine the fair value of the financing liabilities, the Company is required to estimate the probability of future cash receipts and future cash payments, and the timing of expected future repayments based on achievement of any sales-based, development and regulatory milestones or sales-based royalties, subject to the capped amount, over the life of the arrangement. Management determined the fair value of the financing liabilities using the Monte Carlo simulation model. The fair value of the financing liabilities related to the funding agreements totaled $112.2 million as of December 31, 2023.

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

To test the Company’s estimate of the fair value of the financing liabilities, our audit procedures included, among others, inspecting the terms of the funding agreements, involving our internal valuation specialists to assist in assessing the Monte Carlo simulation model used and evaluating the significant assumptions described above that were used to develop the prospective financial information, and testing the completeness and accuracy of the underlying data. We evaluated the assumptions regarding the probabilities related to the timing and likelihood of regulatory approvals and amount of future sales in light of available peer data and market research, external data sources, probability of success benchmarks, and regulatory factors. In addition, our procedures included evaluating the data sources used by management in determining its assumptions and, where necessary, included an evaluation of available information that either corroborated or contradicted management’s conclusions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Boston, Massachusetts

February 27, 2024

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and per share data)

	As of December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$416,465	$136,521
Marketable securities	574,500	755,509
Prepaid expenses and other current assets	15,973	13,621
Total current assets	1,006,938	905,651
Marketable securities	185,199	58,126
Property and equipment, net	25,647	27,467
Operating lease assets	20,125	21,820
Restricted cash	1,960	1,867
Other long-term assets	3,429	2,891
Total assets	$1,243,298	$1,017,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,863	$10,061
Accrued expenses and other current liabilities	76,912	59,604
Operating lease liabilities, current portion	3,404	2,899
Total current liabilities	92,179	72,564
Operating lease liabilities, net of current portion	27,786	31,190
Financing liability, related party (Notes 8, 10 and 20)	56,082	28,674
Financing liability (Notes 8 and 10)	56,082	28,674
2027 convertible senior notes, net (Note 9)	337,424	335,482
Total liabilities	569,553	496,584
Commitments and contingencies (Notes 12, 17 and 18)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value: 500,000,000 shares authorized; 181,362,064 and 156,502,285 shares issued and outstanding as of December 31, 2023 and 2022, respectively	18	16
Additional paid-in capital	2,072,553	1,485,880
Accumulated other comprehensive income (loss)	1,771	3,097
Accumulated deficit	(1,400,597)	(967,755)
Total stockholders’ equity	673,745	521,238
Total liabilities and stockholders’ equity	$1,243,298	$1,017,822

The accompanying notes are an integral part of these consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share amounts and per share data)

	For the Year Ended December 31,
	2023	2022	2021
Operating expenses:
Research and development	$334,641	$280,259	$161,855
General and administrative	112,624	87,589	58,243
Total operating expenses	447,265	367,848	220,098
Loss from operations	(447,265)	(367,848)	(220,098)
Interest income, net	43,865	13,537	157
Interest expense	(10,567)	(3,918)	—
Other income (expense), net (including related party amounts), (Notes 8, 11 and 20)	(18,372)	6,878	(5,393)
Loss before income taxes	(432,339)	(351,351)	(225,334)
Income tax benefit (provision), net	(503)	(160)	—
Net loss	$(432,842)	$(351,511)	$(225,334)
Net loss per share, basic and diluted	$(2.67)	$(2.32)	$(1.65)
Weighted-average shares used in calculating net loss per share, basic and diluted	162,056,405	151,265,635	136,576,536

Comprehensive loss:
Net loss	$(432,842)	$(351,511)	$(225,334)
Other comprehensive income (loss):
Changes in fair value attributable to instrument-specific credit risk (including related party amounts), (Notes 8, 10 and 20)	(5,220)	6,816	(788)
Unrealized gains (losses) on securities available-for-sale	3,894	(2,733)	(198)
Total other comprehensive income (loss)	(1,326)	4,083	(986)
Comprehensive loss	$(434,168)	$(347,428)	$(226,320)

The accompanying notes are an integral part of these consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2020	127,123,954	$13	$775,417	$—	$(390,910)	$384,520
Issuance of common stock related to follow-on offering, net of offering costs (refer to Note 13)	14,000,000	1	328,250	—	—	328,251
Issuance of common stock related to exercise of public warrants	4,822,947	1	55,462	—	—	55,463
Issuance of common stock related to cashless exercise of private placement warrants	111,426	—	4,186	—	—	4,186
Issuance of common stock under equity incentive plans related to vesting of restricted stock units (RSUs)	42,810	—	—	—	—	—
Issuance of common stock under equity incentive plans related to exercise of options	1,533,914	—	8,067	—	—	8,067
Issuance of common stock under employee stock purchase plan (ESPP)	84,472	—	926	—	—	926
Reclassification of private placement warrants from equity to other long-term liabilities	—	—	(305)	—	—	(305)
Equity-based compensation expense	—	—	23,941	—	—	23,941
Other comprehensive loss	—	—	—	(986)	—	(986)
Net loss	—	—	—	—	(225,334)	(225,334)
Balance at December 31, 2021	147,719,523	$15	$1,195,944	$(986)	$(616,244)	$578,729
Issuance of common stock related to follow-on offering, net of offering costs (refer to Note 13)	7,250,000	1	238,104	—	—	238,105
Issuance of common stock under equity incentive plans related to vesting of restricted stock units (RSUs)	28,540	—	—	—	—	—
Issuance of common stock under equity incentive plans related to exercise of options	1,443,897	—	11,697	—	—	11,697
Issuance of common stock under employee stock purchase plan (ESPP)	60,325	—	1,355	—	—	1,355
Equity-based compensation expense	—	—	38,780	—	—	38,780
Other comprehensive income	—	—	—	4,083	—	4,083
Net loss	—	—	—	—	(351,511)	(351,511)
Balance at December 31, 2022	156,502,285	16	$1,485,880	$3,097	$(967,755)	$521,238
Issuance of common stock related to follow-on offering, net of offering costs (refer to Note 13)	22,687,417	2	498,702	—	—	498,704
Issuance of common stock under equity incentive plans related to vesting of restricted stock units (RSUs)	305,375	—	—	—	—	—
Issuance of common stock under equity incentive plans related to exercise of options	1,788,964	—	16,493	—	—	16,493
Issuance of common stock under employee stock purchase plan (ESPP)	78,023	—	2,068	—	—	2,068
Equity-based compensation expense	—	—	69,410	—	—	69,410
Other comprehensive loss	—	—	—	(1,326)	—	(1,326)
Net loss	—	—	—	—	(432,842)	(432,842)
Balance at December 31, 2023	181,362,064	$18	$2,072,553	$1,771	$(1,400,597)	$673,745

The accompanying notes are an integral part of these consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(432,842)	$(351,511)	$(225,334)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	5,627	4,903	2,731
Adjustments to operating lease expense	(1,189)	(1,012)	(830)
Equity-based compensation	69,410	38,780	23,941
Change in fair value of financing liabilities (including related party amounts), (Notes 8, 11 and 20)	18,346	(6,876)	1,502
Change in fair value of private placement warrants	—	—	3,881
Non-cash interest expense	1,942	708	—
Amortization of premiums and accretion of discounts on marketable securities	(19,700)	(6,549)	22
Other non-cash items	(8)	306	—
Changes in operating assets and liabilities, net:
Prepaid expenses and other current assets	(1,993)	(1,139)	(5,271)
Other assets	(1,343)	(841)	(733)
Accounts payable	2,038	(763)	7,278
Accrued expenses and other liabilities	17,411	30,807	8,672
Operating lease liability	—	—	5,595
Net cash flows used in operating activities	(342,301)	(293,187)	(178,546)
Cash flows from investing activities:
Purchases of marketable securities	(865,270)	(887,737)	(425,158)
Maturities and redemptions of marketable securities	942,800	502,857	—
Purchases of property and equipment	(3,808)	(3,954)	(10,503)
Net cash flows provided by (used in) investing activities	73,722	(388,834)	(435,661)
Cash flows from financing activities:
Proceeds from issuance of common stock related to follow-on offering, net of offering costs	498,944	238,263	328,251
Proceeds from the Business Combination Transaction, net of offering costs	—	—	(140)
Proceeds from the exercise of public warrants	—	—	55,463
Proceeds from the exercise of stock options and ESPP purchases	18,561	13,052	8,993
Proceeds from financing liability, related party	15,625	18,750	15,625
Proceeds from financing liability	15,625	18,750	15,625
Proceeds from issuance of 2027 convertible senior notes, net of offering costs	—	334,774	—
Deferred costs related to financing activities	(139)	(398)	(215)
Net cash flows provided by financing activities	548,616	623,191	423,602
Net increase (decrease) in cash, cash equivalents and restricted cash	280,037	(58,830)	(190,605)
Cash, cash equivalents and restricted cash, beginning of the period	138,388	197,218	387,823
Cash, cash equivalents and restricted cash, end of the period	$418,425	$138,388	$197,218
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,601	$—	$—
Cash paid for income taxes	$614	$—	$—
Supplemental cash flow disclosures from non-cash investing and financing activities:
Fixed asset additions included in accounts payable and other current liabilities	$—	$329	$747
Offering costs included in accounts payable and other current liabilities	$75	$139	$270
Cashless exercise of private placement warrants	$—	$—	$4,186
Reclassification of deferred financing costs to additional paid-in capital	$165	$158	$—

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

On December 6, 2023, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with AbbVie Inc., a Delaware corporation, or AbbVie, Symphony Harlan LLC, a Delaware limited liability company and a wholly owned subsidiary of AbbVie, or Intermediate Holdco, and Symphony Harlan Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of Intermediate Holdco, or Merger Sub, pursuant to which, and on the terms and subject to the conditions thereof, at the effective time of the Merger, or the Effective Time, Merger Sub will merge with and into Cerevel, with Cerevel surviving as a wholly owned subsidiary of AbbVie, which we refer to as the Merger.

Under the terms of the transaction, among other things, AbbVie will acquire all outstanding shares of Cerevel for $45.00 per share in cash. The transaction values Cerevel at a total equity value of approximately $8.8 billion. The boards of directors of both companies have approved the transaction. This transaction is expected to close in the middle of 2024, subject to Cerevel stockholder approval, regulatory approvals and other customary closing conditions.

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

Our consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred significant operating losses since our inception and, as of December 31, 2023, we have not yet generated revenues. In addition, we anticipate that our expenses will increase significantly in connection with our ongoing activities to support our research, discovery and clinical development efforts and we expect to continue to incur significant expenses and operating losses for the foreseeable future.

We have funded our operations primarily with the net proceeds received from the issuance of preferred stock, common stock and convertible senior notes, and the net proceeds from the consummation of the Business Combination and the Funding Agreements (as defined in Note 8, Financing Liabilities, to these consolidated financial statements). We believe that our available cash, cash equivalents and marketable securities as of December 31, 2023, will enable us to fund our operating expense and capital expenditure requirements through at least 12 months from the issuance date of these financial statements.

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

Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources to an individual segment and in assessing performance. Our CODM is our Chief Executive Officer and President. We have determined that we operate as a single operating segment and have one reportable segment. All of our long-lived assets are held in the United States.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, the fair value of our financing liabilities, the fair value of equity-based awards and the accrual for research and development expense. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances change. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments with original contractual maturities of 90 days or less at the date of purchase to be cash equivalents. As of December 31, 2023 and 2022, our cash equivalents consisted of amounts invested in money market funds.

Restricted Cash

In connection with our entering into the lease agreement for our headquarters in Cambridge, MA, in July 2019 we were required to provide a security deposit in the form of a letter of credit. We have classified this amount as restricted cash in our consolidated balance sheets as of December 31, 2023 and 2022. Restricted cash was classified as a non-current asset as the associated lease term expires more than 12 months from December 31, 2023.

A reconciliation of the cash, cash equivalents and restricted cash reported in our consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows is as follows:

	As of December 31,
(In thousands)	2023	2022
Cash and cash equivalents	$416,465	$136,521
Restricted cash	1,960	1,867
Total cash, cash equivalents and restricted cash	$418,425	$138,388

Marketable Securities

We classify investments with original contractual maturities greater than 90 days at the date of purchase as marketable securities. Marketable securities with a remaining maturity date greater than one year are classified as non-current assets.

Marketable Debt Securities

Our investments in marketable debt securities are classified and accounted for as available-for-sale. Available-for-sale marketable debt securities are recorded at fair market value with unrealized gains and losses recognized in other comprehensive income (loss) unless the security has experienced a credit loss, or has experienced an unrealized loss and we have determined that we have the intent to sell the security or it is more likely than not that we will have to sell the security before its expected recovery. Realized gains and losses are reported in other income (expense), net, based on the specific identification method. Available-for-sale marketable securities are also adjusted for amortization of premiums and accretion of discounts to maturity, with such amortization and accretion included within interest income, net. Accrued interest receivable related to our available-for-sale marketable securities is presented within prepaid expenses and other current assets on our consolidated balance sheets.

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

Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and restricted cash. All of these financial instruments are maintained at large, creditworthy and accredited financial institutions. Our cash deposits at times may significantly exceed federally insured limits. We do not believe that we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. We invest our excess cash primarily in money market funds, U.S. treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises in accordance with our investment policy. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of our investments to preserve capital and maintain liquidity. We do not have any significant off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

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

Fair Value Option for Funding Agreements

We elected to account for our funding agreements and related financing liabilities described in Note 8, Financing Liabilities, in accordance with the fair value option permitted under ASC 825-10, Financial Instruments. A liability associated with each of our funding agreements was initially recognized at their estimated fair value in our consolidated balance sheets. We revalue our financing liabilities on a recurring basis each reporting period with subsequent changes in fair value, excluding the impact of the change in fair value attributable to instrument-specific credit risk, separately presented as a component of other income (expense), net in our consolidated statements of operations and comprehensive loss. The portion of the fair value adjustment attributed to a change in the instrument-specific credit risk is recognized and separately presented as a component of other comprehensive income (loss). Changes in fair value attributable to instrument-specific credit risk are derived by benchmarking against the prior period credit spread to isolate the impact directly associated with the change in the credit spread utilized between periods.

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

We have capitalized $0.3 million of deferred costs directly associated with our shelf registration statement on Form S-3 filed in November 2022. We reclassify such costs to additional paid-in capital on a pro-rata basis as we complete offerings under the shelf registration statement, with any remaining deferred costs charged to general and administration expense at the end of the life of the shelf registration. In October 2023, we reclassified $0.2 million of costs to additional paid-in capital as a result of the follow-on common stock offering under our shelf registration statement.

We had previously capitalized $0.5 million of deferred costs directly associated with our shelf registration statement on Form S-3 filed in November 2021. We reclassified $0.2 million of these costs to additional paid-in capital as a result of an offering under the shelf registration statement in August 2022 and charged the remaining $0.3 million of costs to general and administration expense in November 2022 upon the filing of the Form S-3 filed in November 2022.

Revenues

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and title has passed, the price is fixed or determinable, and collectability is reasonably assured. We are a clinical stage company and have had no revenues to date.

Research and Development Expense

Research and development expenses include costs incurred in connection with the preclinical and clinical development of our product candidates, including employee-related expenses, consisting of salaries, benefits and equity-based compensation for personnel engaged in our research and development activities; expenses incurred with consultants and other third parties who supplement our internal capabilities; fees paid to other entities that conduct certain research and development activities on our behalf; costs associated with research materials and supplies and services associated with our laboratory; materials and supply costs associated with the manufacture of drug substance and drug product for preclinical testing and clinical trials; and certain indirect costs incurred in support of overall research and development activities including facilities, depreciation and technology expenses.

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

Research and development expense for the years ended December 31, 2023, 2022 and 2021 was reduced by $3.1 million, $4.4 million and $0.9 million, respectively, related to the reimbursement of certain research and development costs received from the National Institute of Drug Abuse agency of the National Institutes of Health. Additionally, we have recognized a receivable in prepaid expenses and other current assets of $0.6 million and $1.4 million as of December 31, 2023 and 2022, respectively, for qualifying costs incurred but not yet reimbursed.

Concentration of Manufacturing Risk

We are dependent on third-party manufacturers for the manufacture and supply of all clinical supply of drug substances and drug products for research and development activities in our programs. In particular, we rely and expect to continue to rely on a small number of manufacturers to supply our requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are recorded as general and administrative expenses in our accompanying consolidated statements of operations and comprehensive loss.

Equity-Based Compensation

Our equity-based compensation programs grant awards that have included stock options, restricted stock units (RSUs), performance restricted stock units (PSUs) and shares issued under our employee stock purchase plan (ESPP). We determine the fair value of each employee and non-employee award issued under our equity-based compensation plan on the date of grant. Equity-based compensation expense is recognized based on the estimated fair value of the awards at the grant date.

We recognize compensation expense for service-based awards on a straight-line basis over the requisite service period which generally approximates the vesting term. For service-based awards with performance and/or market conditions, we recognize compensation expense on a straight-line basis over the requisite service period for each separate vesting portion of the award, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

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

Determination of Fair Value – Stock Options

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

Determination of Fair Value – Restricted Stock Units (RSUs)

The fair value of our RSUs are determined based upon the fair value of our common stock on the date of grant.

Determination of Fair Value – Performance Restricted Stock Units (PSUs)

We utilized a Monte Carlo simulation model to determine the fair value of our PSU awards, which takes into consideration the possible outcomes pertaining to the market conditions of the PSUs.

For additional information on the assumptions used in determining the grant date fair value of equity-based awards granted, as well as a summary of the equity-based award activity under our equity-based compensation plans for the years ended December 31, 2023, 2022 and 2021, please read Note 14, Equity-Based Compensation, to these consolidated financial statements.

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
Assets or liabilities if they (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the company’s control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement)

Upon the consummation of the Business Combination Transaction, there were 4,983,314 public warrants and 166,333 private placement warrants (collectively, the warrants) outstanding. Each outstanding warrant of ARYA became one warrant to purchase one share of New Cerevel common stock. We determined that the 4,983,314 public warrants satisfied the criteria for classification as equity instruments at each reporting period through their exercise or redemption. In certain circumstances, the identity of the holder may result in different settlement amounts, and therefore the private placement warrants were not considered indexed in our own stock in the manner contemplated by ASC Section 815-40-15. Accordingly, we recognized the liability associated with the 166,333 private placement warrants within other long-term liabilities in our condensed consolidated balance sheet as of March 31, 2021, and revalued the liability on a recurring basis each reporting period through their cashless exercise and settlement in September 2021. We did not recognize a liability in relation to the private placement warrants prior to March 31, 2021, as we previously determined that the fair value of these warrants was immaterial. No warrants remained outstanding as of December 31, 2023 and 2022.

Changes in the fair value of the private placement warrants were recognized as an adjustment to other income (expense), net in our consolidated statements of operations and comprehensive loss, with such changes resulting from changes to one or multiple inputs, including adjustments to the discount rate, expected volatility and dividend yield as well as changes in the fair value of our common stock and public warrants.

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

Comprehensive Loss

Comprehensive loss is comprised of two components: net loss and other comprehensive income (loss), which includes other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2023, 2022 and 2021, other comprehensive income (loss) consists of changes in fair value attributable to instrument-specific credit risk and net unrealized losses on our available-for-sale marketable securities.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and by extending the disclosure requirements to entities with a single reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

6. Pfizer License Agreement

In August 2018 we entered into the Pfizer License Agreement pursuant to which we were granted an exclusive, sublicensable, worldwide license under certain Pfizer patent rights, and a non-exclusive, sublicensable, worldwide license under certain Pfizer know-how to develop, manufacture and commercialize certain compounds and products, which currently constitute substantially all of our asset portfolio, in the field of treatment, prevention, diagnosis, control and maintenance of all diseases and disorders in humans, subject to the terms and conditions of the Pfizer License Agreement. Additionally, Pfizer has an exclusive right of first negotiation in the event that we seek to enter into certain significant transactions with a third party with respect to a product either globally or in certain designated countries. Significant transactions include exclusive licenses, assignments, sales, exclusive co-promotion arrangements, and other transfers of all commercial rights to a product globally or in certain designated countries, as well as exclusive distribution agreements globally or in certain designated countries.

Under the Pfizer License Agreement, we are solely responsible for the development, manufacture, regulatory approval and commercialization of compounds and products in our field. We are also required to use commercially reasonable efforts to develop and seek regulatory approval for a product that contains or incorporates one of certain scheduled compounds to exert a therapeutic effect on certain targets in each of the following countries: United Kingdom, Germany, France, Italy, Spain, China, Japan and the United States, each a major market country. We are also required to use commercially reasonable efforts to commercialize each such product, if approved, in each major market country in which regulatory approval for such product has been obtained.

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

We accounted for the acquisition of the Pfizer License Agreement as an asset acquisition. Intellectual property licensed to us under the Pfizer License Agreement is limited to those rights to develop certain non-commercially approved compounds with no existing revenues, and we did not acquire an organized workforce of Pfizer employees nor any third-party arrangements that constitute a substantive process capable of developing the compounds. The assets acquired were measured based on the fair value of the Series A-2 Preferred Stock issued to Pfizer and direct transaction costs of $11.0 million, as the fair value of the equity given was more readily determinable than the fair value of the assets received.

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

We are also required to pay Pfizer tiered royalties on the aggregate net sales, during each calendar year, determined on a product-by-product basis, with respect to products under the Pfizer License Agreement, at percentages ranging from the low-single to mid-teens, with the royalty rate determined by which designated group the applicable compound for such product falls into and with each such group generally characterized by the compounds’ stage of development, and subject to certain royalty deductions for the expiration of patent, regulatory and data exclusivity, generic competition and third-party royalty payments as set forth in the Pfizer License Agreement. The royalty term expires, on a product-by-product and country-by-country basis, on the later of (1) expiration of all regulatory or data exclusivity for such product in such country, (2) the date upon which the manufacture, use, sale, offer for sale or importation of such product in such country would no longer infringe a valid claim included in the patents licensed to us under the Pfizer License Agreement and (3) 12 years following the first commercial sale of such product in such country. To date, no royalty payments were made or became due under this agreement.

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

8. Financing Liabilities

Funding Agreements

In April 2021, we entered into a funding agreement with NovaQuest Co-Investment Fund XVI, L.P. (NovaQuest and the NovaQuest Funding Agreement) and a funding agreement with BC Pinnacle Holdings, LP (Bain, the Bain Funding Agreement and, together with the NovaQuest Funding Agreement, the Funding Agreements), pursuant to which NovaQuest and Bain (the Funding Investors) will provide funding to support our development of tavapadon for the treatment of Parkinson’s disease.

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

During the term of the Funding Agreements, we will use commercially reasonable efforts to develop and commercialize tavapadon in the United States, except that, upon the occurrence of certain significant safety, efficacy and regulatory technical failures of the program (each, a Technical Failure), we will have the right to terminate the development of tavapadon and, upon such termination, will not be obligated to make any payments to NovaQuest and Bain. If we suspend or terminate the development of tavapadon or fail to perform certain diligence obligations for any reason other than a Technical Failure, we will pay NovaQuest and Bain a combined amount equal to the total amount funded by NovaQuest and Bain up to the date of termination, plus 12% interest compounded annually. In conjunction with the Funding Agreements, we also entered into security agreements with the Funding Investors pursuant to which we granted the Funding Investors a security interest in the assets material to the development and commercialization of tavapadon in the United States to secure our obligations under the Funding Agreements.

We determined that each funding agreement represents a financial instrument that is considered to be a debt host containing embedded redemption features due to certain contingencies related to repayment. We elected to account for the Funding Agreements in accordance with the fair value option as permitted under ASC 825, Financial Instruments.

As of December 31, 2023 and 2022, the estimated fair value of the financing liability related to potential amounts payable to Bain under the Bain Funding Agreement, which is reflected in our consolidated balance sheets as financing liability, related party, totaled approximately $56.1 million and $28.7 million, respectively. As of December 31, 2023 and 2022, the estimated fair value of the financing liability related to potential amounts payable to NovaQuest under the NovaQuest Funding Agreement, which is reflected in our consolidated balance sheets as financing liability, totaled approximately $56.1 million and $28.7 million, respectively.

Changes in estimated fair value of the financing liabilities in our consolidated statements of operations and comprehensive loss are summarized as follows:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Financing liability, related party
Change in fair value recognized in other income (expense), net	$(9,173)	$3,438	$(751)
Change in fair value attributable to instrument-specific credit risk recognized in other comprehensive income (loss)	(2,610)	3,408	(394)
Financing liability
Change in fair value recognized in other income (expense), net	$(9,173)	$3,438	$(751)
Change in fair value attributable to instrument-specific credit risk recognized in other comprehensive income (loss)	(2,610)	3,408	(394)

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

The 2027 Notes accrue interest at a rate of 2.50% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2023. The 2027 Notes mature on August 15, 2027, unless earlier converted, redeemed or repurchased. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election subject to terms and conditions provided in the Indenture.

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

We accounted for the issuance of the 2027 Notes under ASC Topic 470-20, Debt: Debt with Conversion and Other Options, after the adoption of ASU 2020-06, which became effective beginning January 1, 2022. All of the proceeds received from the issuance of the 2027 Notes were recorded as a liability in our consolidated balance sheet. In connection with the issuance of the 2027 Notes, we incurred approximately $10.2 million of debt issuance costs, which primarily consisted of initial purchasers’ discounts and other offering expenses. We accounted for the debt issuance costs as a debt discount for accounting purposes, which was recorded as a reduction in the carrying value of the debt in our consolidated balance sheet and is being amortized to interest expense using the effective interest method over the expected life of the 2027 Notes or approximately their five-year term. As of December 31, 2023, accrued interest on the 2027 Notes of $3.2 million was included in accrued expenses and other current liabilities in our consolidated balance sheet.

The net carrying amount of the 2027 Notes included in our consolidated balance sheets consisted of the following:

	As of December 31,
(In thousands)	2023	2022
Principal amount	$345,000	$345,000
Unamortized debt discount	(7,576)	(9,518)
Net carrying amount	$337,424	$335,482

The following table sets forth the total interest expense related to the 2027 Notes recognized in interest expense in our consolidated statements of operations and comprehensive loss for the periods presented:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Contractual interest expense	$8,625	$3,210	$—
Amortization of debt issuance costs	1,942	708	—
Total interest expense	$10,567	$3,918	$—
Effective interest rate	3.1%	3.1%	—

Future minimum payments under the 2027 Notes as of December 31, 2023, are as follows (in thousands):

Fiscal year ended December 31, 2024	$8,625
Fiscal year ended December 31, 2025	8,625
Fiscal year ended December 31, 2026	8,625
Fiscal year ended December 31, 2027	353,625
Thereafter	—
Total future payments	$379,500
Less: amounts representing interest	(34,500)
Total principal amount	$345,000

10. Fair Value Measurements

The tables below present information about our assets and liabilities that are measured and carried at fair value on a recurring basis and indicate the level within the fair value hierarchy of the inputs we utilized to determine such fair values:

As of December 31, 2023 (In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents
Money market funds	$415,681	$—	$—	$415,681
Marketable securities (current)
U.S. government treasuries	43,538	—	—	43,538
U.S. government agencies	—	201,058	—	201,058
Corporate debt securities	—	9,982	—	9,982
Commercial paper	—	319,922	—	319,922
Marketable securities (non-current)
U.S. government treasuries	125,040	—	—	125,040
U.S. government agencies	—	60,159	—	60,159
Restricted cash
Money market account	1,960	—	—	1,960
Total assets	$586,219	$591,121	$—	$1,177,340
Liabilities:
Financing liability, related party	$—	$—	$56,082	$56,082
Financing liability	—	—	56,082	56,082
Total liabilities	$—	$—	$112,164	$112,164

As of December 31, 2022 (In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents
Money market funds	$136,521	$—	$—	$136,521
Marketable securities (current)
U.S. government treasuries	103,238	—	—	103,238
U.S. government agencies	—	165,555	—	165,555
Corporate debt securities	—	9,416	—	9,416
Commercial paper	—	477,300	—	477,300
Marketable securities (non-current)
U.S. government agencies	—	58,126	—	58,126
Restricted cash
Money market funds	1,867	—	—	1,867
Total assets	$241,626	$710,397	$—	$952,023
Liabilities:
Financing liability, related party	$—	$—	$28,674	$28,674
Financing liability	—	—	28,674	28,674
Total liabilities	$—	$—	$57,348	$57,348

We have not recognized any impairments of our assets measured and carried at fair value during the year ended December 31, 2023.

There have been no changes in valuation techniques, inputs utilized or transfers between fair measurement levels in the periods presented. The fair value of our Level 2 instruments were determined using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly. We validate the prices provided by our third-party pricing services by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of December 31, 2023 and 2022.

The carrying amounts reflected in our consolidated balance sheets for our cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term nature of these assets and liabilities. As of December 31, 2023, our financing liabilities represented our only Level 3 assets or liabilities carried at fair market value. Changes in the fair value remeasurement of our financing liabilities can result from changes in one or multiple inputs, including Level 3 fair value inputs that are not readily observable.

We reclassified the fair value associated with the 166,333 outstanding private placement warrants from equity to other long-term liabilities in our condensed consolidated balance sheet as of March 31, 2021, and revalued the liability on a recurring basis each reporting period through their cashless exercise and settlement in September 2021. The fair value of our private placement warrant liability was determined utilizing a binomial lattice model using Level 3 fair value inputs. For the year ended December 31, 2021, we recognized net losses totaling $3.9 million on the fair value remeasurement of the private placement warrants within other income (expense), net. No private placement warrants remained outstanding as of December 31, 2023 and 2022. For additional information on our private placement warrants, please read Note 13, Stockholders’ Equity, to these consolidated financial statements.

Marketable Securities

The estimated fair value and amortized cost of our available-for-sale marketable debt securities, by contractual maturity and security type, are summarized as follows:

As of December 31, 2023 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less
U.S. government treasuries	$43,487	$71	$(20)	$43,538
U.S. government agencies	201,217	74	(233)	201,058
Corporate debt securities	9,954	28	—	9,982
Commercial paper	319,713	239	(30)	319,922
Due after one year through two years
U.S. government treasuries	124,581	459	—	125,040
U.S. government agencies	59,783	379	(3)	60,159
Total marketable securities	$758,735	$1,250	$(286)	$759,699

As of December 31, 2022 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less
U.S. government treasuries	$103,800	$—	$(562)	$103,238
U.S. government agencies	166,327	15	(787)	165,555
Corporate debt securities	9,454	—	(38)	9,416
Commercial paper	478,657	71	(1,428)	477,300
Due after one year through two years
U.S. government agencies	58,327	7	(208)	58,126
Total marketable securities	$816,565	$93	$(3,023)	$813,635

We had no realized gains or losses recognized on the sale or maturity of marketable securities during the years ended December 31, 2023, 2022 and 2021. To date, we have not recognized any allowances for credit losses or impairments in relation to our available-for-sale marketable securities as these marketable securities are comprised of high credit quality, investment grade securities that we do not intend or expect to be required to sell prior to their anticipated recovery, and the decline in fair value of these securities is attributable to factors other than credit losses. All marketable securities with unrealized losses presented in the previous tables have been in a continuous unrealized loss position for less than 12 months or the loss is not material. Based on our evaluation, we determined credit losses related to marketable securities were immaterial for the years ended December 31, 2023 and 2022.

The weighted average maturity of our marketable securities as of December 31, 2023 and 2022, was approximately eight months and five months, respectively.

Financing Liabilities

Upon execution of the Funding Agreements, we determined that the agreements qualified for election under the fair value option and initially measured the financial instruments at their issue-date estimated fair value. We revalue the related financing liabilities on a recurring basis at each reporting period.

As of December 31, 2023, the financing liability, related party and financing liability each totaled approximately $56.1 million. We determined their respective estimated fair values using a Monte Carlo simulation model under the income approach determined by using probability assessments of the expected future cash receipts and expected future cash payments and discount rates ranging from approximately 9.0% to 11.0% for the year ended December 31, 2023. For the year ended December 31, 2022, we used discount rates ranging from approximately 10.0% to 11.0%. The probability assessments of the expected future cash receipts and expected future payments and the timing of expected future repayments are based on significant inputs that are not observable in the market and are subject to remeasurement at each reporting date.

The following table provides a rollforward of the estimated fair value associated with our total financing liabilities:

For the Year Ended December 31,
(In thousands)	2023
Beginning balance, total financing liabilities	$57,348
Funding commitment received	31,250
Change in fair value recognized in other (income) expense, net	18,346
Change in fair value attributable to instrument-specific credit risk recognized in other comprehensive (income) loss	5,220
Ending balance, total financing liabilities	$112,164

For additional information related to the fair value of our financing liability and financing liability, related party, please read Note 8, Financing Liabilities, to these consolidated financial statements.

2027 Convertible Senior Notes

The fair value of the 2027 Notes, which were issued in August 2022, may differ from the carrying value. The fair value is determined utilizing prices for the 2027 Notes observed in market trading. As the market for the trading of the 2027 Notes is not considered to be an active market, the estimate of fair value is considered a Level 2 measurement. As of December 31, 2023, the estimated fair value of the 2027 Notes, which have an aggregate carrying value of $337.4 million was $382.0 million. As of December 31, 2022, the 2027 Notes had an aggregate carrying value and estimated fair value of $335.5 million and $341.7 million, respectively.

For additional information related to the 2027 Notes, please read Note 9, 2027 Convertible Senior Notes, to these consolidated financial statements.

11. Financial Statement Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
(In thousands)	2023	2022
Prepaid clinical trial services	$1,717	$2,872
Prepaid research and development expenses	1,821	1,228
Prepaid insurance	2,608	2,460
Other prepaid expenses	3,973	3,556
Interest receivable	5,291	2,046
Other	563	1,459
Prepaid expenses and other current assets	$15,973	$13,621

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of December 31,
(In thousands)	2023	2022
Computer equipment and software	$1,045	$996
Furniture and fixtures	459	459
Laboratory equipment	13,212	9,489
Leasehold improvements	23,481	23,461
Construction in progress	16	321
Less: Accumulated depreciation	(12,566)	(7,259)
Property and equipment, net	$25,647	$27,467

Depreciation expense totaled $5.3 million, $4.7 million and $2.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Other Long-Term Assets

Other long-term assets consisted of the following:

	As of December 31,
(In thousands)	2023	2022
Other prepaid expenses, net of current portion	$1,886	$1,792
Deferred expenses associated with financing activities	122	286
Other	1,421	813
Other long-term assets	$3,429	$2,891

As of December 31, 2023 and 2022, other prepaid expenses, net of current portion, primarily consisted of deposits paid under certain CRO agreements that will be held until the completion and close-out of the related clinical trials with our CROs which are anticipated to end more than 12 months from the balance sheet date.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
(In thousands)	2023	2022
Accrued external research and development services	$51,300	$33,967
Accrued compensation and personnel costs	19,423	19,057
Accrued property and equipment	—	40
Accrued professional fees and consulting services	1,786	2,187
Accrued interest	3,234	3,210
Other	1,169	1,143
Accrued expenses and other current liabilities	$76,912	$59,604

Other Income (Expense), net

Other income (expense), net consisted of the following:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Gain (loss) on fair value remeasurement of financing liability, related party	$(9,173)	$3,438	$(751)
Gain (loss) on fair value remeasurement of financing liability	(9,173)	3,438	(751)
Loss on fair value remeasurement of private placement warrants	—	—	(3,881)
Other, net	(26)	2	(10)
Other income (expense), net	$(18,372)	$6,878	$(5,393)

12. Leases

We lease certain office space and equipment. In July 2019, we entered into an operating lease with a ten-year term located at 222 Jacobs Street, Cambridge Massachusetts. This space serves as our corporate headquarters and is comprised of office and laboratory space. Under the terms of the lease, we have the option to extend for two five-year terms and we have assessed whether to include the renewal periods as part of the lease term based on a variety of factors, such as the fair market value rental rate, the economic life of leasehold improvements, as well as the current and anticipated stages of the company at the inception and conclusion of the original lease term. The renewal options have been excluded from the lease term and will be reassessed, as necessary. In September 2020, we amended the lease to add approximately 1,000 square feet to bring the total space to approximately 61,000 square feet. The lease allowed for a tenant improvement allowance of up to $200 per square foot, or approximately $12.2 million, which was fully reimbursed by the landlord by December 31, 2021.

Operating leases are amortized over the lease term and included in costs and expenses in the consolidated statements of operations and comprehensive loss. Variable lease costs, or amounts owed to a lessor that are not fixed, such as property taxes, are recognized in costs and expenses in the consolidated statements of operations and comprehensive loss as incurred.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to our operating leases for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,
(In thousands, except term and discount rate)	2023	2022	2021
Lease cost(1)
Operating lease cost	$4,906	$4,906	$4,906
Variable lease cost	2,357	1,994	1,512
Total lease cost	$7,263	$6,900	$6,418
Other information
Operating cash flows included in the measurement of operating lease liabilities	$6,095	$5,918	$5,736
Weighted-average remaining lease term (in years)	6.17	7.17	8.17
Weighted-average discount rate	9.90%	9.90%	9.90%

(1)
Short-term lease costs incurred for the years ended December 31, 2023, 2022 and 2021 were immaterial.

As of December 31, 2023, future minimum commitments under our operating leases were as follows:

As of December 31,
(In thousands)	2023
Maturity of lease liabilities
Fiscal year ended December 31, 2024	$6,289
Fiscal year ended December 31, 2025	6,457
Fiscal year ended December 31, 2026	6,661
Fiscal year ended December 31, 2027	6,861
Fiscal year ended December 31, 2028	7,078
Thereafter	8,484
Total future lease payments	$41,830
Less: Effect of discounting	(10,640)
Present value of lease liabilities	$31,190

The following table summarizes the presentation of our operating leases in our consolidated balance sheets as of December 31, 2023 and 2022:

	As of December 31,
(In thousands)	2023	2022
Assets
Operating lease assets	$20,125	$21,820
Total lease assets	$20,125	$21,820
Liabilities
Current lease liabilities	$3,404	$2,899
Noncurrent lease liabilities	27,786	31,190
Total lease liabilities	$31,190	$34,089

13. Stockholders’ Equity

Preferred Stock

Pursuant to the terms of our certificate of incorporation, we have 10,000,000 authorized shares of preferred stock, par value $0.0001 per share, all of which shares of preferred stock are undesignated. Our board of directors or any authorized committee thereof is expressly authorized, without further action by our stockholders, to issue such shares of preferred stock from time to time on terms it may determine, to divide shares of preferred stock into one or more series and to fix the designations, preferences, privileges and restrictions of preferred stock. There were no issued and outstanding shares of preferred stock as of December 31, 2023 and 2022.

Common Stock

Pursuant to the terms of our certificate of incorporation, we have 500,000,000 authorized shares of common stock, par value $0.0001 per share. There were 181,362,064 and 156,502,285 shares of common stock issued and outstanding as of December 31, 2023 and 2022, respectively.

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

October 2023 Public Offering

In October 2023, we completed a follow-on public offering of our common stock pursuant to which we issued and sold an aggregate of 22,687,417 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $22.81 per share. The aggregate net proceeds from this offering totaled approximately $498.9 million, after deducting underwriting discounts and commissions of $18.3 million and offering expenses of approximately $0.3 million. Additionally, we reclassified $0.2 million of deferred offering costs to additional paid-in capital as a result of this offering related to our shelf registration statement on Form S-3, which was originally filed in November 2022. For additional information related to our accounting policies for offering costs, please read Note 4, Summary of Significant Accounting Policies, to these consolidated financial statements.

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

ATM Program

In November 2021, we entered into an open market sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $250.0 million of our common stock from time-to-time in “at-the-market” offerings (the ATM Program). As of December 31, 2023, no sales had been made pursuant to the ATM Program.

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

On July 30, 2021, we announced the redemption of all of the outstanding public warrants with a redemption date of August 30, 2021 (the Redemption Date). Any public warrants that remained outstanding as of the Redemption Date became void and no longer exercisable and the holders of such public warrants became entitled to receive the redemption price of $0.01 per public warrant. At any time prior to the Redemption Date, the public warrants were able to be exercised by the holders to purchase shares of our common stock at the exercise price of $11.50 per share. An aggregate of 4,822,947 public warrants were exercised prior to the Redemption Date for an equal number of shares of our common stock, resulting in gross proceeds to us of approximately $55.5 million. The 160,367 public warrants that remained unexercised following the Redemption Date were redeemed for $0.01 per public warrant. No public warrants remained outstanding following the Redemption Date.

Private Placement Warrants

We reclassified the fair value associated with the 166,333 outstanding private placement warrants from equity to other long-term liabilities in our condensed consolidated balance sheet as of March 31, 2021, and revalued the liability on a recurring basis each reporting period through their cashless exercise and settlement in exchange for the issuance of 111,426 shares of our common stock in September 2021. The fair value of the private placement warrants as of March 31, 2021, totaled approximately $0.7 million. Upon establishment of this liability, we reclassified approximately $0.3 million from additional paid-in capital and recognized a charge of approximately $0.4 million to other income (expense), net, reflecting the net change in fair value of these warrants between October 27, 2020 and March 31, 2021. We did not recognize a liability in relation to our private placement warrants prior to March 31, 2021, as we previously determined that the fair value of these warrants was immaterial. No private placement warrants remained outstanding after their cashless exercise and settlement in September 2021.

For the year ended December 31, 2021, we recognized a net loss of $3.9 million as a component of other income (expense), net, related to the change in fair value of our private placement warrants. The change in the fair value of this liability was primary due to changes in the fair value of the underlying common stock.

14. Equity-Based Compensation

Equity-based Compensation Expense

The following table summarizes equity-based compensation expense included in our consolidated statements of operations and comprehensive loss:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Research and development	$27,895	$18,206	$9,220
General and administrative	41,515	20,574	14,721
Total equity-based compensation expense included in total operating expense	$69,410	$38,780	$23,941

The following table summarizes equity-based compensation expense by award type included in our consolidated statements of operations and comprehensive loss:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Stock options	$51,569	$38,089	$23,441
Restricted stock units	14,137	91	80
Performance restricted stock units	2,875	—	—
Employee stock purchase plan	829	600	420
Total equity-based compensation expense included in total operating expense	$69,410	$38,780	$23,941

Equity Incentive Plans

We have two share-based compensation plans pursuant to which awards are currently being granted: (1) the Cerevel Therapeutics Holdings, Inc. 2020 Equity Incentive Plan (the 2020 Plan); and (2) the Cerevel Therapeutics Holdings, Inc. Amended and Restated 2020 Employee Stock Purchase Plan (the ESPP).

Prior to the completion of the Business Combination Transaction, we had two share-based compensation plans under which awards were granted, but from which no further awards can or will be granted: (1) the Cerevel Therapeutics, Inc. Amended and Restated 2018 Equity Incentive Plan (the 2018 Plan); and (2) the Cerevel Therapeutics, Inc. 2020 Equity Incentive Plan (the Old 2020 Plan). Upon completion of the Business Combination Transaction, all awards under the 2018 Plan and Old 2020 Plan were converted into awards under the 2020 Plan with the same terms and conditions. As of the closing date of the Business Combination Transaction, the 3,554,598 options and 25,000 restricted stock units (RSUs) outstanding under the 2018 Plan were converted into 10,144,864 options and 71,350 RSUs under the 2020 Plan upon completion of the Business Combination after giving effect to the Exchange Ratio. In addition, the 337,792 stock options awards outstanding under the Old 2020 Plan were converted into 964,051 stock options under the 2020 Plan upon completion of the Business Combination Transaction after effect of the Exchange Ratio.

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

Cerevel Therapeutics Holdings, Inc. 2020 Equity Incentive Plan

On October 27, 2020, our board of directors approved the 2020 Plan, pursuant to which 24,050,679 shares of common stock were initially reserved for issuance. The 2020 Plan provides that the number of shares reserved and available for issuance under the 2020 Plan will automatically increase each January 1, beginning on January 1, 2021, by 4.0% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by our board of directors. As of December 31, 2023, 14,334,620 shares remain available for future issuance under the 2020 Plan. The 2020 Plan provides for us to grant incentive stock options or nonqualified stock options to purchase of common stock, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards, and dividend equivalent rights, to employees, officers, directors and consultants of New Cerevel. Incentive stock options may only be granted to employees. The 2020 Plan is administered by the plan administrator provided therein, which has discretionary authority, subject to the express provisions of the 2020 Plan, to interpret the 2020 Plan; determine eligibility for and grant awards; determine form of settlement of awards (whether in cash, shares of stock, other property or a combination of the foregoing), determine, modify, or waive the terms and conditions of any award; prescribe forms, rules and procedures; and otherwise do all things necessary to carry out the purposes of the 2020 Plan. Pursuant to the 2020 Plan, the exercise price of each award requiring exercise will be equal to 100% of the fair market value of stock subject to the award, determined as of the date of the grant, or such higher amount as the administrator determines in connection with the grant, and the term of any stock option will not be greater than 10 years. We generally grant equity-based awards subject to service, market and performance conditions.

Stock Options

Stock options granted to employees under our plan generally vest, if at all, as follows: 25% will vest on the first anniversary of the vesting start date, with the remaining 75% to vest ratably in 36 equal monthly installments thereafter until the award fully vests upon the fourth anniversary of the vesting start date. The vesting of these awards is generally contingent upon the respective grantee’s continued employment through the vesting dates.

Stock options granted to our non-employee directors generally vest, if at all, either in 36 monthly installments through the third anniversary of the grant date or 100% on the one-year anniversary of the grant date.

Stock options granted during the years ended December 31, 2023, 2022 and 2021 had a weighted average grant-date fair value of $25.11, $23.22 and $11.36, respectively. The assumptions that we used to determine the fair value of stock options granted to employees and directors were as follows, presented on a weighted average basis:

	For the Year Ended December 31,
	2023	2022	2021
Risk free interest rate	3.82%	2.23%	0.80%
Expected term (in years)	6.06	6.05	6.05
Expected volatility	89.2%	96.2%	93.5%
Expected dividend yield	0.0%	0.0%	0.0%

As of December 31, 2023, total unrecognized equity-based compensation expense relating to stock options outstanding was $105.2 million, which is expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes our stock option activity as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	17,178,861	$13.59	7.55	$309.9
Granted	2,842,487	33.12
Exercised	(1,788,964)	9.22
Forfeited, canceled or expired	(1,081,131)	23.90
Outstanding at December 31, 2023	17,151,253	$16.64	6.92	$441.9
Options vested and expected to vest as of December 31, 2023	17,151,253	$16.64	6.92	$441.9
Options exercisable as of December 31, 2023	11,341,491	$11.38	6.19	$351.8

The intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 were $39.1 million, $33.5 million and $33.4 million, respectively. The aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of in-the-money options. Our closing stock price as reported on Nasdaq as of December 29, 2023, the last trading day of the year, was $42.40.

Restricted Stock Units

Restricted stock unit awards granted under our plan generally vest in one or four equal annual installments beginning on the first anniversary of the vesting start date. The vesting of these awards is generally contingent upon the respective grantee’s continued service through the vesting date(s). The vesting for RSU Awards granted to certain executive officers in 2023 and 2022 was accelerated in December 2023 to mitigate the potential impact of Sections 280G and 4999 of the United States Internal Revenue Code of 1986, as amended, or the Code, in connection with the Merger, which resulted in incremental operating expense of $8.2 million recognized in the fourth quarter of 2023.

The following table summarizes our restricted stock activity as follows:

	Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2022	18,932	$26.41
Granted	1,065,944	31.87
Vested	(305,375)	32.61
Forfeited	(76,359)	34.41
Non-vested at December 31, 2023	703,142	$31.13

The total fair value of restricted stock units that vested was $12.6 million, $0.9 million and $0.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. The weighted average grant date fair value of restricted stock units granted during the year ended December 31, 2022 was $26.41. There were no restricted stock units granted during the year ended December 31, 2021.

As of December 31, 2023, total unrecognized equity-based compensation expense relating to restricted stock unit awards was $17.5 million, which is expected to be recognized over a weighted average period of 3.3 years.

Performance Restricted Stock Units

During the year ended December 31, 2023, we granted 320,742 performance restricted stocks units (PSUs), all of which were granted in the second quarter of 2023. The number of PSUs granted represents the target number of units that are eligible to vest at the end of a four-year performance period, subject to the grantee’s continued service through the end of the performance period. The PSUs will be settled in shares at the end of the four-year performance period and are equity-classified.

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

As of December 31, 2023, total unrecognized equity-based compensation expense relating to our PSUs was $17.9 million, which is expected to be recognized over a weighted average period of 3.4 years.

Cerevel Therapeutics Holdings, Inc. Amended and Restated 2020 Employee Stock Purchase Plan

At a special meeting of stockholders held on October 26, 2020, stockholders considered and approved the ESPP. The ESPP provides employees with an opportunity to acquire shares of common stock at a discounted price. An aggregate of 1,655,924 shares were initially reserved and available for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2021, by 1.0% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by our board of directors; provided that the total number of shares of common stock that become available for issuance under the ESPP will never exceed 16,559,240. If our capital structure changes because of a stock dividend, stock split or similar event, the number of shares that can be issued under the ESPP will be appropriately adjusted. We received $2.1 million, $1.4 million and $0.9 million in cash and issued 78,023, 60,325 and 84,472 shares of common stock under the ESPP for the years ended December 31, 2023, 2022 and 2021, respectively.

15. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share:

	For the Year Ended December 31,
(In thousands, except share amounts and per share data)	2023	2022	2021
Numerator:
Net loss	$(432,842)	$(351,511)	$(225,334)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	162,056,405	151,265,635	136,576,536
Net loss per share, basic and diluted	$(2.67)	$(2.32)	$(1.65)

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

	For the Year Ended December 31,
	2023	2022	2021
Stock options outstanding	17,151,253	17,178,861	16,066,064
Restricted stock units outstanding	703,142	18,932	28,540
Performance restricted stock units outstanding(1)	320,742	—	—
Common stock issuable upon conversion of the 2027 Notes	7,439,338	7,439,338	—
Total	25,614,475	24,637,131	16,094,604

(1) Performance restricted stock units reflect the target number of shares eligible to be earned at the time of grant.

For additional information related to the performance restricted stock units, please read Note 14, Equity-Based Compensation, to these consolidated financial statements. For additional information related to the conversion of the 2027 Notes, please read Note 9, 2027 Convertible Senior Notes, to these consolidated financial statements.

16. Income Taxes

A reconciliation of our provision for income tax expenses computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	For the Year Ended December 31,
	2023	2022	2021
Statutory tax rate	21.0%	21.0%	21.0%
State tax expense, net of federal benefit	7.1%	6.4%	6.4%
Executive compensation	(1.8)%	(1.2)%	(2.3)%
Non-deductible fair value adjustment	—	—	(0.4)%
Stock based compensation	1.4%	1.5%	2.7%
Tax credits	2.8%	3.0%	2.3%
Other	(0.1)%	(0.1)%	0.9%
Valuation allowance	(30.5)%	(30.6)%	(30.6)%
Effective tax rate	(0.1)%	0.0%	0.0%

Current and Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities are summarized as follows:

	As of December 31,
(In thousands)	2023	2022
Deferred tax assets
Net operating loss carryforwards	$146,495	$121,799
Capitalized research and development	136,090	67,283
Operating lease liabilities	8,513	9,145
Tax credits	37,165	23,864
Equity-based compensation	22,171	12,923
Accruals and reserves	4,592	4,253
Amortization	583	632
Financing liabilities	30,834	17,001
Other deferred tax assets	1,976	—
Total gross deferred tax assets	388,419	256,900
Valuation allowance	(376,948)	(245,392)
Total deferred tax assets	11,471	11,508
Deferred tax liabilities
Depreciation	(2,725)	(2,940)
Operating lease assets	(5,493)	(5,854)
Prepaid expenses	(2,761)	(2,714)
Other deferred tax liabilities	(492)	—
Total deferred tax liabilities	(11,471)	(11,508)
Net deferred tax assets (liabilities)	$—	$—

We have recorded a valuation allowance against our deferred tax assets in each of the years ended December 31, 2023 and 2022, as we believe that it is more likely than not that these assets will not be realized. Our valuation allowance increased by approximately $131.6 million and $107.5 million during the years ended December 31, 2023 and 2022, respectively, primarily as a result of the increase in our unbenefited net operating loss, tax credits, and the capitalization of research and development expenditures under Section 174 of the Code for both periods. Beginning in 2022, the Tax Cuts and Jobs Act eliminated the option to deduct research and development expenditures in the period incurred and requires capitalization and amortization of such expenditures over five or fifteen years, as applicable, pursuant to Section 174 of the Code.

Significant components of deferred income tax assets and liabilities include temporary differences related to net operating loss carryforwards, capitalized research and development expenditures, lease liabilities, stock compensation, tax credits and our financing liabilities. As of December 31, 2023, deferred tax assets include approximately $533.2 million of federal net operating loss carryforwards, all of which have an indefinite carryforward period. As of December 31, 2023, deferred tax assets also include approximately $549.0 million of state net operating loss carryforwards, with $542.2 million expiring at various dates between 2031 and 2043 and the remaining $6.8 million having an indefinite carryforward period. As of December 31, 2023, we also had federal and state research and development tax credits of $33.3 million and $4.9 million, respectively, which begin to expire in 2039 for federal purposes and 2034 for state purposes. Under the provisions of the Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. We have not conducted an assessment to determine whether there may have been a Section 382 or 383 ownership change.

For financial reporting purposes, net losses before income taxes include $432.3 million, $351.4 million and $225.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. We have no foreign operations and as such, the pretax loss is generated entirely in the United States.

Our income tax (benefit) provision, net consisted of the following:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Current tax expense
Federal	$—	$—	$—
State	503	160	2
Foreign	—	—	—
Deferred tax expenses
Federal	—	—	(2)
State	—	—	—
Foreign	—	—	—
Income tax (benefit) provision, net	$503	$160	$—

As of December 31, 2023 and 2022, we had no unrecognized tax benefits. As of and for the years ended December 31, 2023, 2022 and 2021, respectively, we had no accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized in our consolidated statements of operations and comprehensive loss.

We will recognize interest and penalties related to uncertain tax positions in income tax expense. For the years ended December 31, 2023, 2022 and 2021, we generated research credits but have not conducted a study to document the qualified activities. This study may result in an adjustment to our research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against our research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

We file income tax returns in the U.S. federal tax jurisdiction and state jurisdictions. Our initial tax return period for U.S. federal income taxes was the 2018 period. We currently remain open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the 2022, 2021, and 2020 tax years. To the extent we have loss and credit carryforwards, the tax years in which the carryforward was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

17. Legal Proceedings

We, from time to time, may be subject to various legal proceedings and claims that may arise in the ordinary course of business. Except as described below, we were not subject to any material legal proceedings as of December 31, 2023, and, to the best of our knowledge, no material legal proceedings are currently pending or threatened.

In January and February of 2024, in connection with the Merger, three purported stockholders of the Company commenced actions against the Company and its board members challenging the adequacy of disclosures in the Company’s proxy statement relating to the Merger in the United States District Courts for the Southern District of New York and District of Delaware. The three actions are captioned Travers v. Cerevel Therapeutics Holdings, Inc., et al., Case No. 1:24-cv-00493 (S.D.N.Y.), Scott v. Cerevel Therapeutics Holdings, Inc., et al., Case No. 1:24-cv-00099-UNA (D. Del.), and Dixon v. Cerevel Therapeutics Holdings, Inc., et al., Case No. 1:24-cv-00100-UNA (D. Del.). A number of other purported stockholders sent letters and/or draft complaints to the Company alleging similar deficiencies as those noted above, and one purported stockholder issued a demand letter seeking inspection of the Company’s books and records pursuant to 8 Del. C. § 220. The Company believes that the claims described above are without merit and intends to vigorously defend against them. An estimate of the possible loss or range of losses cannot be made at this time and no liability has been recorded as of December 31, 2023.

18. Commitments and Contingencies

As of December 31, 2023, we have several ongoing clinical studies in various clinical trial stages. Our most significant contracts relate to agreements with CROs for clinical trials and preclinical studies and CMOs for the manufacturing of drug substance, which we enter into in the normal course of business. The contracts with CROs and CMOs are generally cancellable, with notice, at our option.

Guarantees and Indemnification Obligations

We enter into standard indemnification obligations in the ordinary course of business. Pursuant to these obligations, we indemnify and agree to reimburse the indemnified party for certain losses and costs incurred by the indemnified party. The term of these indemnification obligations is generally perpetual after execution of the agreement. In addition, we have entered into indemnification obligations with members of our board of directors and our executive officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. To date, we have not incurred any losses or any material costs related to these indemnification obligations and no claims with respect thereto were outstanding. We do not believe that the outcome of any claims under indemnification arrangements will have a material effect on our financial position, results of operations and cash flows, and we have not accrued any liabilities related to such obligations in our consolidated financial statements as of December 31, 2023 and 2022.

Obligations Contingent upon Merger

We will be obligated to make significant contingent payments upon the consummation of the Merger. As the Merger was not deemed to be probable of being achieved as of December 31, 2023, we have not accrued any liabilities related to such contingent obligations in our consolidated financial statements as of December 31, 2023.

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

Expense related to our 401(k) Savings Plan totaled $4.0 million, $3.1 million and $1.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

20. Related Party Transactions

As of December 31, 2023 and 2022, Pfizer held 27,349,211 shares of our common stock and had nominated two members to our board of directors. For information related to our license agreement with Pfizer, please read Note 6, Pfizer License Agreement, to these consolidated financial statements.

As of December 31, 2023 and 2022, Bain Investor held 65,679,781 and 60,632,356 shares of our common stock, respectively, and had nominated six members to our board of directors, with two such representatives that were required to be independent and were subject to Pfizer’s prior written consent.

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

Following the closing of the Business Combination, we entered into a new management agreement with Bain Capital Private Equity, LP and Bain Capital Life Sciences, LP providing for the expense reimbursement and indemnification of such entities. No amounts were incurred under the management agreement during the years ended December 31, 2023, 2022 and 2021.

21. Subsequent Events

We have completed an evaluation of all subsequent events after the balance sheet date of December 31, 2023 through February 27, 2024, the issuance date of these financial statements, to ensure that these consolidated financial statements include appropriate disclosure of material events both recognized in the consolidated financial statements as of December 31, 2023, and material events which occurred subsequently but were not recognized in the consolidated financial statements. We have concluded that no subsequent events have occurred that require disclosure.