Form 10-K/A
period 2023-12-31
Cerevel Therapeutics Holdings, Inc.
filed 2024-04-26
CIK 1805387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

The number of shares of Registrant’s common stock outstanding as of March 31, 2024 was 181,888,631.

Auditor Name:	Auditor Location:	PCAOB ID:
Ernst & Young LLP	Boston, Massachusetts	42

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 are incorporated by reference into Part I of the Annual Report on Form 10-K, originally filed on February 27, 2024, to the extent stated therein.

i

EXPLANATORY NOTE

Unless the context requires otherwise, references in this report to “Cerevel,” the “Company,” “we,” “us” and “our” refer to Cerevel Therapeutics Holdings, Inc.

On February 27, 2024, the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the Original Form 10-K). Certain Part III information was omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission, or the SEC, not later than 120 days after the end of the fiscal year.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, Items 10 through 14 of Part III of the Original Form 10-K are hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is including Item 15 of Part IV with this Amendment, solely to file the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

No other amendments are being made hereby to the Original Form 10-K. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on February 27, 2024, and no attempt has been made in this Amendment to modify or update or other disclosures as presented in the Original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The following table sets forth information concerning our directors.

	Age	Position	Independent	Committee Membership
CLASS I DIRECTORS
N. Anthony Coles, M.D.	63	Chairperson, Director
Christopher Gordon, M.B.A.	51	Director	X	Nominating and Corporate Governance (Chair)
Ron Renaud, M.B.A.	55	Director, President and Chief Executive Officer
Suneet Varma, M.B.A.	55	Director	X	Science and Technology
CLASS II DIRECTORS
Deborah Baron, M.B.A.	55	Director	X	Nominating and Corporate Governance
Doug Giordano, M.B.A.	61	Director	X	Audit, Compensation (Chair)
Adam Koppel, M.D., Ph.D.	54	Director	X	Compensation, Science and Technology
Ruth McKernan, Ph.D., CBE, FMedSci	66	Director	X	Science and Technology
CLASS III DIRECTORS
Marijn Dekkers, Ph.D.	66	Director	X	Nominating and Corporate Governance
Deval Patrick, J.D.	67	Director	X	Compensation
Norbert Riedel, Ph.D.	66	Director, Lead Independent Director	X	Audit, Science and Technology (Chair)
Gabrielle Sulzberger, J.D., M.B.A.	63	Director	X	Audit (Chair), Nominating and Corporate Governance

Class I Directors

N. Anthony Coles, M.D. has served as the chairperson of our board of directors since December 2018 and previously served as our Chief Executive Officer from September 2019 to June 2023. Dr. Coles co-founded and, from October 2014 to September 2019, served as the chief executive officer of Yumanity Therapeutics, Inc. (Nasdaq: YMTX), and as its chairperson from October 2014 until its reverse merger in December 2022. From October 2013 to October 2014, Dr. Coles served as the chairperson and chief executive officer of TRATE Enterprises, LLC, a privately-held company. Prior to that, Dr. Coles served as president, chief executive officer and chairperson of the board directors of Onyx Pharmaceuticals, Inc., from 2012 until its sale to Amgen in 2013, having served as its president, chief executive officer and a member of its board of directors from 2008 until 2012. Prior to joining Onyx Pharmaceuticals, Inc., Dr. Coles was president, chief executive officer and a member of the board of directors of NPS Pharmaceuticals, Inc. Before joining NPS Pharmaceuticals, Inc. in 2005, Dr. Coles was senior vice president of commercial operations at Vertex Pharmaceuticals Incorporated, and earlier, held several executive positions at Bristol-Myers Squibb Company and positions of increasing responsibility at Merck & Co., Inc. In addition to having previously served as a director of Onyx, NPS and Yumanity, Dr. Coles was formerly a director of CRISPR Therapeutics AG (Nasdaq: CRSP), Laboratory Corporation of America Holdings (NYSE: LH), Campus Crest Communities, Inc. and McKesson Corporation (NYSE: MCK). He also previously served as a member of the Harvard Medical School Board of Fellows. Dr. Coles currently serves on the board of directors of Regeneron Pharmaceuticals, Inc. (Nasdaq: REGN), and is also a member of the board of trustees for Johns Hopkins University. He is also a member of the Council for the Smithsonian’s National Museum of African American History and Culture in Washington, D.C., a member of the board of trustees of The Metropolitan Museum of Art in New York, and a member of the board of directors of the Council on Foreign Relations. In 2021, Dr. Coles was elected to the American Academy of Arts & Sciences. Dr. Coles earned a B.A. at Johns Hopkins University, a medical degree from Duke University, and a master’s degree in public health from Harvard University. He completed his cardiology and internal medicine training at Massachusetts General Hospital and was a research fellow at Harvard Medical School. We believe Dr. Coles is qualified to serve on our board of directors because of his extensive executive experience in our industry and his service as our Chief Executive Officer.

Christopher Gordon, M.B.A. has served as a member of our board of directors since September 2018. Mr. Gordon is a partner at Bain Capital. He joined the firm in 1997 and has significant experience in private equity investing, with a specialized focus in the healthcare sector. He is Co-Head of Bain Capital’s North America Private Equity business and Global Head of the Healthcare Vertical. Prior to joining Bain Capital, he was a consultant at Bain & Company. Mr. Gordon has been actively involved in and served on the boards of directors of a wide spectrum of prominent healthcare companies in which Bain Capital has made investments and currently serves on the board of Aveanna Healthcare Holdings Inc. (Nasdaq: AVAH), InnovaCare Health, Kestra Medical Technologies, Inc. and U.S. Renal Care, Inc. Mr. Gordon previously served on the boards of Grupo Notre Dame Intermedica, HCA

Healthcare Inc. (Nasdaq: HCA), Quintiles Transnational Holdings Inc., Acadia Healthcare Company, Inc. (Nasdaq: ACHC), Air Medical, Beacon Health Options, Physio Control Inc., QuVa Pharma, Waystar Inc., Surgery Partners, Inc. (Nasdaq: SGRY) and Stada. He is also a founding director of the Healthcare Private Equity Association. Mr. Gordon volunteers his time and support to a variety of charitable organizations and currently serves on the board of directors of Tenacity, Boston Medical Center Health Plan and Dana Farber Cancer Institute Board of Trustees. Mr. Gordon received a bachelor’s degree in economics from Harvard College, graduating magna cum laude, and an M.B.A. from Harvard Business School, where he was a Baker Scholar. We believe Mr. Gordon is qualified to serve on our board of directors because of his experience as a director and public equity and growth private equity investor in pharmaceutical companies.

Ron Renaud, M.B.A. has served as Cerevel’s President & Chief Executive Officer and a member of the Company's board of directors since June 2023. Prior to joining Cerevel, Mr. Renaud was a partner on the Bain Capital Life Sciences team from September 2022 through June 2023. Prior to this, he served as Translate Bio’s (Nasdaq: TBIO) chair and chief executive officer from 2014 until the close of its acquisition by Sanofi in September 2021. Formerly, Mr. Renaud was at Idenix Pharmaceuticals (Nasdaq: IDIX) from 2007 through 2014, where he served as chief financial officer, chief business officer and, finally, president and chief executive officer at the time of its acquisition by Merck. Prior to joining Idenix, Mr. Renaud was a biotechnology equity research analyst at J.P. Morgan, Schwab Soundview and Bear Stearns. He also spent more than five years at Amgen, where he held positions in clinical research, investor relations and finance. Mr. Renaud previously served on the boards of Atara Biotherapeutics, Inc. (Nasdaq: ATRA), Ikena Oncology, Inc. (Nasdaq: IKNA), Chimerix, Inc. (Nasdaq: CMRX), and Akebia Therapeutics, Inc. (Nasdaq: AKBA). Mr. Renaud currently serves on the boards of directors of Jnana Therapeutics and Upstream Bio, which are both privately held. Mr. Renaud holds a B.A. from St. Anselm College and an M.B.A. from the Marshall School of Business at the University of Southern California. We believe Mr. Renaud is qualified to serve on our board of directors because of his leadership and management experience and his extensive knowledge of our industry.

Suneet Varma, M.B.A. has served as a member of our board of directors since June 2022. Since September 2022, Mr. Varma has served as the Global and U.S. President, Oncology, at Pfizer, which has an industry-leading portfolio of 24 approved innovative cancer medicines and biosimilars across more than 30 indications. From April 2020 to September 2022, he served as Global President, Rare Diseases, at Pfizer, where he led one of Pfizer’s fastest growing, high science units, which included a diverse portfolio in multiple therapeutic areas including cardiology, hematology, endocrinology-metabolic, renal and neurology. From January 2019 to April 2020, Mr. Varma was Global President, Hospital Business Unit, one of Pfizer’s largest units which impacted the lives of over 200 million patients annually. Prior to that, Mr. Varma has held positions of increasing responsibility at Pfizer, including Global President within Pfizer’s Essential Health group leading the Global Brands and Anti-Infectives portfolios, President and General Manager of Pfizer Consumer Healthcare and Regional President North America, Regional President Asia-Pacific and President of Consumer Healthcare in Canada. Mr. Varma currently sits on the Board of Trustees of Drew University and Kent Place School, and represents Pfizer on the Healthcare Leadership Council. Over his career, he has also sat on the Board of the Ad Council and several industry associations. Mr. Varma received his M.B.A. from the Harvard Business School and a B.S. in Engineering from Tufts University. We believe Mr. Varma is qualified to serve on our board of directors because of his extensive executive experience in our industry.

Class II Directors

Deborah Baron, M.B.A. has served as a member of our board of directors since January 2021. Ms. Baron is currently senior vice president of Pfizer Inc.’s Worldwide Business Development Group, advancing to this role after first joining Pfizer in 2002. In this role, Ms. Baron leads all Pfizer business development activities, covering a wide range of transaction types including venture investments, research/development/commercial collaborations, license agreements, mergers and acquisitions and divestitures. Prior to this role, Ms. Baron held positions of increasing responsibility at Pfizer, including leading business development activities in Pfizer’s Primary Care and Emerging Markets businesses. Before joining Pfizer in 2002, Ms. Baron was an associate principal at McKinsey & Co, a management consulting firm, and was previously a manufacturing engineer at The Stanley Works, now Stanley Black & Decker, Inc., a manufacturer of industrial tools and household hardware and provider of security products. Ms. Baron received her B.S. in Mechanical Engineering from the Massachusetts Institute of Technology and an M.B.A. from the Sloan School of Management at the Massachusetts Institute of Technology. We believe Ms. Baron is qualified to serve on our board of directors because of her extensive executive experience in our industry.

Doug Giordano, M.B.A. has served as a member of our board of directors since September 2018. Mr. Giordano has served as a managing director at Perceptive Advisors since April 2021. Prior to joining Perceptive Advisors, Mr. Giordano served as a senior vice president in Pfizer Inc.’s Worldwide Business Development Group from 2010 until April 2021. From March 2007 through February 2010, Mr. Giordano was Vice President of Pfizer Worldwide Business Development, responsible for Corporate Development and Corporate Transactions. Prior to that, Mr. Giordano held positions of increasing responsibility within Pfizer’s U.S. Pharmaceuticals commercial organization. Before his U.S. pharmaceuticals operating role, Mr. Giordano worked in a mergers and acquisitions role within Pfizer’s Medical Technology Group. Prior to his role with the Medical Technology Group, Mr. Giordano held positions within Pfizer’s U.S. Pharmaceutical Group in finance and global manufacturing. Prior to joining Pfizer, Mr. Giordano was a consultant at Booz, Allen & Hamilton. Mr. Giordano previously served on the board of directors of Panacea Acquisition Corp. II (Nasdaq: PANA),

ICU Medical, Inc. (Nasdaq: ICUI) and ViiV Healthcare Limited. Mr. Giordano earned a bachelor’s degree in biomedical engineering from Duke University and an M.B.A. from Cornell University’s Johnson School of Business. We believe Mr. Giordano is qualified to serve on our board of directors because of his industry experience as an investor and business development executive.

Adam Koppel, M.D., Ph.D. has served as a member of our board of directors since September 2018. Dr. Koppel has been a partner of Bain Capital Life Sciences since June 2016. From 2014 to 2016, Dr. Koppel was executive vice president of corporate development and chief strategy officer at Biogen Inc. He initially joined Bain Capital Public Equity in 2003, where he was a leader within the healthcare sector until 2014. Prior to joining Bain Capital Public Equity in 2003, Dr. Koppel was an associate principal at McKinsey & Co in New Jersey where he served a variety of healthcare companies. Dr. Koppel currently serves as a member of the boards of directors of Solid Biosciences, Inc. (Nasdaq: SLDB) and Foghorn Therapeutics, Inc. (Nasdaq: FHTX), and previously served on the boards of directors of Aptinyx Inc. (Nasdaq: APTX), BCLS Acquisition Corp. (a special purpose acquisition company that was delisted from Nasdaq in November 2022) and Dicerna Pharmaceuticals, Inc. (a former Nasdaq-listed company acquired by Novo Nordisk A/S). Dr. Koppel graduated magna cum laude from Harvard University with a bachelor’s and master’s degrees in history and science. He received an M.D. and Ph.D. in neuroscience from the University of Pennsylvania School of Medicine and an M.B.A. from The Wharton School at the University of Pennsylvania, where he was a Palmer Scholar. We believe Dr. Koppel is qualified to serve on our board of directors because of his background as an executive officer, director and public equity and growth private equity investor in pharmaceutical companies, as well as his scientific and medical background.

Ruth McKernan, Ph.D., CBE, FMedSci has served as a member of our board of directors since December 2020. Dr. McKernan has served as a venture partner at SV Health Investors, LLP, a global investment firm focused on the healthcare industry, since 2018. Previously, from 2015 to 2018, Dr. McKernan served as chief executive officer of Innovate UK, a non-departmental public body funded by a grant-in-aid from the UK government. From 2005 to 2015, Dr. McKernan held various roles of increasing responsibility at Pfizer Inc., a global pharmaceutical company, most recently as chief scientific officer. Prior to joining Pfizer, she served in multiple senior positions over 18 years at Merck & Co., a publicly traded pharmaceutical company. Dr. McKernan currently serves as chair of the board of directors of AstronauTx Ltd. and Cumulus Neuroscience Ltd. She also serves as a trustee of Alzheimer’s Research UK and is a member of Cancer Research UK. Dr. McKernan earned her B.S. in Pharmacology and Biochemistry from King’s College London, where she also obtained her Ph.D. in Neuroscience from the Institute of Psychiatry, Psychology and Neuroscience. Dr. McKernan was conferred with Honorary D.Sc. degrees from the University of Bradford, Brunel University London and Coventry University. We believe Dr. McKernan is qualified to serve on our board of directors because of her scientific and industry experience in our field.

Class III Directors

Marijn Dekkers, Ph.D. has served as a member of our board of directors since September 2018. Since May 2017, Dr. Dekkers has served as a founder and the chairperson of Novalis LifeSciences LLC, an investment and advisory firm for the life science industry. From October 2010 to April 2016, Dr. Dekkers served as chief executive officer of Bayer AG in Leverkusen, Germany, and from 2002 to 2009, he was chief executive officer of Thermo Fisher Scientific. Dr. Dekkers currently serves on the boards of directors of Ginkgo Bioworks Holdings, Inc. (NYSE: DNA) and previously served on the board of directors of Quantum-Si Incorporated (Nasdaq: QSI), Unilever PLC (NYSE: UL), General Electric Company (NYSE: GE), Biogen Inc. (Nasdaq: BIIB) and Quanterix Corporation (Nasdaq: QTRX). Dr. Dekkers received his Ph.D. and M.S. in chemical engineering from the University of Eindhoven and his bachelor’s degree in chemistry from the Radboud University, both in the Netherlands. We believe Dr. Dekkers is qualified to serve on our board of directors because of his extensive executive experience in our industry.

Deval Patrick, J.D. has served as a member of our board of directors since January 2021. Mr. Patrick has served as a Senior Advisor to The Vistria Group, a leading impact investment firm, since January 2024 and as the David R. Gergen Professor of the Practice of Public Leadership and the co-director of the Center for Public Leadership at Harvard Kennedy School since February 2022. From February 2021 to January 2023, Mr. Patrick was a senior advisor at Bain Capital. He served as co-chair of American Bridge 21st Century Foundation and BridgeTogether, a political action committee and 501(c)(3) that supports progressive politics and grassroots groups to drive turnout and engagement among disenfranchised and marginalized votes, from May 2020 to December 2022. From April 2015 to December 2019, Mr. Patrick served as a managing director of Bain Capital, where he founded and led a growth equity fund focused on delivering competitive financial returns and positive social impact. Previously, from January 2007 to January 2015, Mr. Patrick served as the governor of Massachusetts. Prior to his tenure in government, from 2000 to 2004, Mr. Patrick served as the executive vice president and general counsel at The Coca-Cola Company. Previously, from 1998 to 1999, he served as vice president and general counsel at Texaco Inc., until its acquisition by Chevron Corporation. Mr. Patrick also previously served as a partner in two Boston law firms and, from 1994 to 1997, as the Assistant Attorney General of the United States for Civil Rights in the Department of Justice. Mr. Patrick serves on the boards of directors of Twilio Inc. (NYSE: TWLO) and Toast, Inc. (NYSE: TOST), and previously served as a member of the boards of directors of American Well Corporation (NYSE: AMWL), Global Blood Therapeutics, Inc. (Nasdaq: GBT), Environmental Impact Acquisition Corp (now GreenLight Biosciences Holdings, PBC) (Nasdaq: GRNA), UAL (United Airlines) (Nasdaq: USD) and Reebok (NYSE: RBK). Mr. Patrick is a Rockefeller Fellow, a Crown Fellow of the Aspen Institute, and the author of two books, A Reason to Believe: Lessons from an Improbable Life and Faith in the Dream: A Call to the Nation to Reclaim American Values. Mr. Patrick received a B.A. from Harvard College and a J.D. from Harvard Law

School. We believe Mr. Patrick is qualified to serve on our board of directors because of his extensive public and private sector leadership experience and business management.

Norbert G. Riedel, Ph.D. has served as a member of our board of directors since December 2018. He previously served as chief executive officer of Aptinyx Inc. (Nasdaq: APTX) from September 2015 to December 2021, as president from September 2015 to December 2020, as executive chairman from January 2022 to May 2023 and a member of its board of directors from June 2015 to May 2023. Dr. Riedel also previously served as chief executive officer and president of Naurex Inc., the predecessor to Aptinyx, from January 2014 to August 2015. From 2001 to January 2013, he served as corporate vice president and chief scientific officer of Baxter International Inc., a diversified healthcare company, where from 1998 to 2001, he also served as president and general manager of the recombinant therapeutic proteins business unit and vice president of research and development of the bioscience business unit. From 1996 to 1998, Dr. Riedel served as head of worldwide biotechnology and worldwide core research functions at Hoechst-Marion Roussel (now Sanofi), a global pharmaceutical company. Dr. Riedel served on the board of directors of Ariad Pharmaceuticals, Inc., an oncology company then listed on Nasdaq, from May 2011 until the company was acquired in February 2017. Dr. Riedel also serves on the boards of directors of Jazz Pharmaceuticals plc (Nasdaq: JAZZ), Eton Pharmaceuticals, Inc. (Nasdaq: ETON) and the Illinois Biotechnology Innovation Organization and is also a member of the Austrian Academy of Sciences. Dr. Riedel is an Adjunct Professor at Boston University School of Medicine and an Adjunct Professor of Medicine at Northwestern University’s Feinberg School of Medicine. Dr. Riedel previously served as an associate professor of medicine at Boston University School of Medicine and a visiting associate professor at the Massachusetts Institute of Technology. Dr. Riedel holds a diploma in biochemistry and a Ph.D. in biochemistry from the University of Frankfurt. We believe Dr. Riedel is qualified to serve on our board of directors because of his significant scientific, drug discovery and development and commercial expertise with over 20 years of experience in the biotechnology and pharmaceutical industries.

Gabrielle Sulzberger, J.D., M.B.A. has served as a member of our board of directors since June 2019. Since January 2021, Ms. Sulzberger has served as chairperson of the ESG practice at Teneo, a public relations and advisory company, and has also served as a senior advisor at Two Sigma and Centerbridge Partners since 2020. From September 2007 to August 2020, Ms. Sulzberger was a general partner of Fontis Partners, a private equity fund based in Pasadena, California, and has served as chief financial officer of several public and private companies. Until August of 2017, Ms. Sulzberger served as chairperson of the board of directors of Whole Foods Market, Inc. Ms. Sulzberger currently serves on the boards of directors of Mastercard Incorporated (NYSE: MA), Eli Lilly and Company (NYSE: LLY), Warby Parker Inc. (NYSE: WRBY), True Food Kitchen and Acorns Advisers, LLC, and previously served on the boards of directors of Brixmor Property Group Inc. (NYSE: BRX), Teva Pharmaceutical Industries Limited (NYSE: TEVA), Bright Horizons Family Solutions Inc. (NYSE: BFAM), IndyMac Bank and Stage Stores Inc. Ms. Sulzberger is a Trustee of the Ford Foundation, and also serves on the boards of the Metropolitan Museum of Art, Sesame Street Workshop, TimesUp and Trinity Church Wall Street. She is a Henry Crown Fellow of the Aspen Institute. Ms. Sulzberger received her B.A. from the Woodrow Wilson School of Princeton University. She received her M.B.A. from Harvard Business School and J.D. from Harvard Law School and is a member of the Massachusetts Bar. We believe Ms. Sulzberger is qualified to serve on our board of directors because of her finance and accounting background, her experience as a private equity investor as well as her experience as a director of a range of businesses and industries.

Board Diversity Matrix

The following table summarizes certain self-identified personal characteristics of our directors. Each of the categories listed in the table below has the definition provided in Nasdaq Rule 5605(f).

Total Number of Directors		12
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	3	9	—	—
Part II: Demographic Background
African American or Black	1	2	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	1	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	2	6	—	—
Two or More Races or Ethnicities	—	—	—	—

LGBTQ+	—
Did Not Disclose Demographic Background	—

Executive Officers

The following table sets forth information about our executive officers. Biographical information for Mr. Renaud is included in the section above titled “Board of Directors.”

Name	Age	Position
Scott M. Akamine, J.D.	40	Chief Legal Officer and Corporate Secretary
Susan Altschuller, Ph.D., M.B.A.	42	Chief Financial Officer
Mark Bodenrader	51	Former Interim Chief Financial Officer; Current Senior Vice President, Finance and Chief Accounting Officer
Paul Burgess, J.D., M.S.	50	Chief Business Development and Strategic Operations Officer
Ken DiPietro	65	Chief Human Resources Officer
Ron Renaud, M.B.A.	55	Director, President and Chief Executive Officer
John Renger, Ph.D.	55	Chief Scientific Officer
Raymond Sanchez, M.D.	63	Chief Medical Officer
Kathleen Tregoning, M.A.	53	Chief Corporate Affairs Officer

Scott Akamine, J.D. has served as our Chief Legal Officer and Corporate Secretary since May 2021. Previously, from August 2019 to May 2020, Mr. Akamine served as general counsel and corporate secretary of AEON Biopharma, Inc., a privately-held biopharmaceutical company, overseeing legal and certain administrative functions including business development, corporate governance, intellectual property and compliance. Prior to AEON, Mr. Akamine was the associate general counsel and interim general counsel at CoreLogic, Inc. from April 2018 to August 2019, and general counsel and corporate secretary at Incipio, LLC from June 2015 to March 2018. He also held legal roles of escalating responsibility at Allergan, Inc. until the company was acquired by Actavis plc. Mr. Akamine began his legal career as a corporate attorney at Latham & Watkins. Mr. Akamine earned his B.A. from Chapman University and his J.D. from Pepperdine University School of Law where he graduated with honors.

Susan Altschuller, Ph.D., M.B.A. has served as our Chief Financial Officer since May 2023. Prior to joining the Company, Dr. Altschuller served as the senior vice president and chief financial officer of ImmunoGen, Inc. (Nasdaq: IMGN), a biotechnology company developing the next generation of antibody drug conjugates for cancer patients, from July 2020 until March 2023. From January 2018 until July 2020, Dr. Altschuller served as the vice president, head of investor relations and, later, the vice president, head of enterprise finance at Alexion Pharmaceuticals, Inc. Prior to her time at Alexion, Dr. Altschuller was executive director, head of investor relations at Bioverativ Inc., where she served as the primary interface with Wall Street and led all investor-related activities for the launch of the hemophilia spin-off. Earlier in her career, Dr. Altschuller held positions at Biogen Inc. (Nasdaq: BIIB) in various functions of increasing responsibility, including investor relations, corporate finance and commercial finance. Dr. Altschuller currently serves as the chair of the audit committee on the board of directors of each of Mural Oncology and Vestaron Corporation, and is a founding board member of the HNRNP Family Foundation. Dr. Altschuller received a BSE in Biomedical Engineering with Honors from Tulane University, a Ph.D. in Biomedical Engineering from the Illinois Institute of Technology and an MBA from the MIT Sloan School of Management.

Mark Bodenrader has served as our Senior Vice President, Finance and Chief Accounting Officer since July 2022 and served as our interim Chief Financial Officer from September 2021 through May 2023. Mr. Bodenrader joined Cerevel as our Vice President, Finance and Chief Accounting Officer in September 2019. Previously, from February 2007 to September 2019, Mr. Bodenrader held various roles of increasing responsibility at Biogen Inc. (Nasdaq: BIIB), most recently as corporate controller, where he was responsible for all aspects of worldwide accounting and SEC reporting. Prior to Biogen, Mr. Bodenrader held finance roles with Heritage Property Investment Trust (NYSE: HTG) and Cabot Industrial Trust (NYSE: CTR). Mr. Bodenrader began his career in public accounting at Arthur Andersen, LLP. Mr. Bodenrader earned a B.S. in Finance and Accounting from Merrimack College, and is a Certified Public Accountant.

Paul Burgess, J.D., M.S. has served as our Chief Business Development and Strategic Operations Officer since June 2023. Prior to joining Cerevel, Mr. Burgess was the chief operating officer and chief legal officer of Translate Bio from December 2019 to October 2021, when the company was sold to Sanofi, and the chief legal officer from March 2015 to December 2019. At Translate Bio, he led business development, legal, program management, quality, technical operations and partner collaborations. Prior to Translate Bio, Mr. Burgess worked in a legal role at a number of companies including Scholar Rock, Civitas Therapeutics, BIND Therapeutics and Transform Pharmaceuticals. Mr. Burgess also previously worked in the lab at Genetics Institute. Mr. Burgess earned his B.S. from Merrimack College and an M.S. in Pharmacology from Northeastern University. He also received his J.D. from Northeastern University School of Law.

Kenneth DiPietro has served as our Chief Human Resources Officer since April 2019. Prior to joining us, Mr. DiPietro worked as the chief talent officer for Oak Hill Capital Partners from February 2018 to October 2018 and was also a senior advisor to several Polaris Ventures portfolio companies beginning in August 2017. Previously, he was a director at InVivo Therapeutics Holdings Corp. after serving as executive vice president of human resources at Biogen Inc. from February 2012 to September 2017. Earlier in his career, Mr. DiPietro held senior human resources roles with Lenovo Group Limited, Microsoft Corporation, and Dell Technologies

Inc. Mr. DiPietro also served in a range of human resource and general management positions over 19 years at PepsiCo, Inc. Mr. DiPietro earned a B.S. in Industrial and Labor Relations from Cornell University. He sits on the Dean’s Advisory Board at Cornell, the Peer Roundtable, the Boston Posse Advisory Board and advises a small number of technology startups focused on human resource management.

John Renger, Ph.D. has served as our Chief Scientific Officer since May 2019. Prior to joining us, Dr. Renger served as vice president of research and development and regulatory affairs at Imbrium Therapeutics L.P. from April 2018 to April 2019 and as head of clinical research and translational medicine at Purdue Pharma L.P. from August 2016 to April 2018. Previously, Dr. Renger held roles of increasing responsibility at Merck & Co. between October 2001 and August 2016, most recently serving as associate vice president. Dr. Renger was a postdoctoral fellow at the Massachusetts Institute of Technology Center for Learning and Memory and previously worked at the RIKEN Brain Science Institute in Japan. Dr. Renger earned his Ph.D. in biological sciences with a focus on neurogenetics at the University of Iowa where he also completed his B.S. in biology.

Raymond Sanchez, M.D. has served as our Chief Medical Officer since January 2019. Previously, from November 2007 to January 2019, Dr. Sanchez held various roles of increasing responsibility at Otsuka Pharmaceutical Development & Commercialization, Inc., most recently as senior vice president, global clinical development. From June 2018 to January 2019, Dr. Sanchez served as the chief medical officer of Avanir Pharmaceuticals, Inc. Dr. Sanchez is currently the executive co-chair of the International Society for CNS Drug Development and trustee, member of the board of directors for the Connecticut Mental Health Center Foundation, Yale School of Medicine, as well as several other not-for-profit organizations. Dr. Sanchez received a bachelor’s degree from the Weinberg College of Arts and Sciences at Northwestern University and a medical degree from the Feinberg School of Medicine at Northwestern. He completed his residency training and fellowship in psychiatry at the Yale University Medical School, where he was also appointed as an instructor.

Kathleen Tregoning, M.A. has served as our Chief Corporate Affairs Officer since July 2020 and our head of commercial strategy since September 2023. Previously, from February 2017 to March 2020, Ms. Tregoning served as executive vice president for External Affairs at Sanofi S.A., a French multinational pharmaceutical company, where she was responsible for leading an integrated organization that brought together market access, communications, public policy, government affairs, patient advocacy and corporate social responsibility. Prior to joining Sanofi, Ms. Tregoning spent more than a decade at Biogen Inc., first as vice president, Public Policy & Government Affairs, from 2006 to 2015, and then as senior vice president, Corporate Affairs, from December 2015 to February 2017. Previously, Ms. Tregoning served as a professional staff member in the United States Congress, where she held health policy roles with the Senate Budget Committee, the House Energy & Commerce Committee, and the House Ways & Means Committee. Ms. Tregoning began her career with Andersen Consulting, where she developed business strategies and processes for clients in a range of industries, and later served as an Assistant Deputy Mayor for Policy & Budget in the office of the Mayor of Los Angeles. Ms. Tregoning graduated from Stanford University with a B.A. in International Relations and holds an M.A. in Public Policy from the Kennedy School of Government at Harvard University.

CORPORATE GOVERNANCE

Director Independence

Our board of directors has determined that each individual who serves on our board of directors, other than Dr. Coles and Mr. Renaud, qualifies as an independent director for purposes of the rules of Nasdaq and the SEC. In making this determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant, including the beneficial ownership of our common stock by each non-employee director. The composition and functioning of our board of directors and each committee of our board of directors complies with all applicable requirements of Nasdaq and the rules and regulations of the SEC.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Committees of the Board of Directors

Our board of directors has four standing committees: an audit committee, a compensation committee, a nominating and corporate governance committee and a science and technology committee. Each committee operates pursuant to a written charter. In addition, each committee reviews and assesses the adequacy of its charter and submits its charter to the board of directors for approval. Copies of each committee’s current charter are posted on our website at www.cerevel.com under the “Governance” subsection of the

“Investors & Media” section of the site. The information contained on or that can be accessed through our website is not incorporated by reference into this Amendment, and you should not consider such information to be part of this Amendment.

Audit Committee

The members of our audit committee are Ms. Sulzberger, Mr. Giordano and Dr. Riedel, and Ms. Sulzberger serves as the chairperson of the audit committee. Under the Nasdaq listing rules and applicable SEC rules, the audit committee is required to have at least three members. Each of Ms. Sulzberger, Mr. Giordano and Dr. Riedel is financially literate and each of Ms. Sulzberger, Mr. Giordano and Dr. Riedel qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2023, Mr. Giordano, Dr. Dekkers, Dr. Koppel and Mr. Patrick served as members of our compensation committee. None of the members of our compensation committee is or has been an officer or employee of the Company or had a relationship requiring disclosure under “Certain Relationships and Related Person Transactions.” None of our executive officers currently serves, nor in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our code of business conduct and ethics is available on our website at www.cerevel.com under the “Governance” subsection of the “Investors & Media” section of the site.

We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of certain provisions as they relate to our directors and executive officers, at the same location on our website or in public filings. The information on our website is not intended to form a part of or be incorporated by reference into this Amendment.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

This Compensation Discussion and Analysis explains the guiding principles and practices upon which our executive compensation program is based and the compensation paid to our named executive officers, or NEOs:

Ronald Renaud, M.B.A.* President and Chief Executive Officer

Susan Altschuller, Ph.D., M.B.A.* Chief Financial Officer

Raymond Sanchez, M.D. Chief Medical Officer

John Renger, Ph.D. Chief Scientific Officer

Paul Burgess, J.D., M.S.* Chief Business Development and Strategic Operations Officer
*
N. Anthony Coles, M.D.* Former Chief Executive Officer; Current Chairperson of the Board

Abraham Ceesay, M.B.A.** Former President

Mark Bodenrader* Former Interim Chief Financial Officer; Current Senior Vice President, Finance and Chief Accounting Officer

*See the sections entitled “CEO Transition” and “Other Named Executive Officer Changes” below.

**In March 2023, Abraham Ceesay, President, separated from employment with the Company.

CEO Transition

In May 2023, we announced that N. Anthony Coles, our then-Chief Executive Officer, would transition from his role as Chief Executive Officer of the Company, while continuing to serve as the Chairperson of our board of directors, and that, in connection with Dr. Coles’ transition, our board of directors had appointed Ronald Renaud to succeed Dr. Coles as President and Chief Executive Officer of the Company, all effective as of June 2023.

Other Named Executive Officer Changes

In May 2023, Susan Altschuller joined the Company as our Chief Financial Officer. In connection with her appointment, Mark Bodenrader, who served as Interim Chief Financial Officer, remained with the Company as Senior Vice President, Finance and Chief Accounting Officer. In June 2023, Paul Burgess joined the Company as our Chief Business Development and Strategic Operations Officer. Mr. Ceesay, our former President, separated from employment with the Company in March 2023.

2023 Executive Compensation Results

The table set forth below shows the total direct compensation for each of our NEOs who were both actively employed with us and remained a named executive officer as of December 31, 2023:

(1)
Represents base salaries inclusive of salary adjustments that that took effect in 2023.
(2)
Represents 2023 annual incentive plan awards paid with respect to 2023. Awards for Mr. Burgess and Dr. Altschuller were prorated to reflect partial year employment with Cerevel. Mr. Renaud’s award was not prorated per his employment agreement.
(3)
Reflects 2023 target equity award amounts, which may differ from grant date fair values. Grant values for Messrs. Renaud and Burgess, and Dr. Altschuller reflect their one-time new hire grants.
(4)
Includes 401(k) company match, if applicable, as well as legal fee reimbursements for Mr. Renaud and Dr. Altschuller.

Governance Roles & Responsibilities

Role of our Compensation Committee

Our compensation committee, which is comprised of three independent directors, oversees and administers our executive compensation programs. In making executive compensation decisions, our compensation committee considers a variety of factors and data, most importantly our overall corporate performance, the performance of individual executives and the totality of compensation that may be paid. In addition, our compensation committee administers our annual incentive plan and our 2020 Equity Incentive Plan, reviews business achievements relevant to compensation levels, makes recommendations to our board of directors with respect to compensation policies and practices, seeks to ensure that total compensation paid to our executive officers is fair and aligned with stockholder interests and provides support on other compensation matters as required throughout the year. Our compensation committee retains the right to hire outside advisors as needed to assist it in reviewing and revising our executive compensation programs.

The duties and responsibilities of our compensation committee can be found in our compensation committee’s written charter adopted by our board of directors, which can be found on our website, www.cerevel.com, under the “Governance” subsection of the “Investors & Media” section of the site.

Role of the Independent Compensation Consultant

Independent compensation advice is considered important in developing our executive compensation programs. As such, our compensation committee has retained Pay Governance LLC, or Pay Governance, as their independent compensation consultant.

Pay Governance reports directly to our compensation committee, including regular interactions with the chairperson of the compensation committee. Pay Governance attends compensation committee meetings, including executive sessions without management present. Research, data analyses, survey information and design expertise on compensation matters are also provided, including guidance on market trends and data in chief executive officer, other executive and non-employee director compensation. They also review briefing materials prepared by management and advise the compensation committee independently. Pay Governance also helps to develop our compensation peer group and engages in other matters as needed and as directed by our compensation committee.

Our compensation committee assesses Pay Governance’s performance and independence annually and, in accordance with applicable SEC and Nasdaq rules, confirmed in December 2023 that Pay Governance’s work did not raise any conflicts of interest and remains independent. Pay Governance does not provide any other services to the Company aside from its work for the compensation committee.

Role of our CEO

At the end of each performance year, our Chief Executive Officer assesses the contributions of each executive officer and recommends to our compensation committee the compensation to be awarded, other than with respect to his own compensation, based on numerous factors, including our pay philosophy, Company and individual performance, potential for future contributions, leadership abilities, external market competitiveness, internal pay comparisons, retention risk and other factors deemed relevant. The compensation committee considers this information and makes final compensation determinations for our executive officers. Our Chief Executive Officer does not participate in any deliberations regarding his own compensation.

Stockholder Engagement

We believe that aligning our pay approach with the interests of our key stakeholders, including our stockholders, is of critical importance. As a pre-commercial company, our stockholders provide us with the foundational capital we need to invest in our people and pipeline, which ultimately will enable us to deliver innovative and life-changing medicines to those who need them.

Three stockholders collectively own approximately 57% of our outstanding common stock are represented on our board of directors as of March 31, 2024. As a result, we are able to engage in continuous dialogue with these stockholders as we develop, design and continuously enhance our pay programs.

“Say-on-Pay” Vote on Executive Compensation

As part of our commitment to excellence in corporate governance, and as required by Section 14A(a)(1) of the Exchange Act, we periodically provide our stockholders with an opportunity to provide an advisory vote related to the compensation of our NEOs, commonly known as the “say-on-pay” proposal. The say-on-pay vote generally covers the calendar year prior to the date of our proxy statement. As such vote is advisory, it is not binding upon our board of directors or our compensation committee and neither the board of directors nor the compensation committee are required to take any action as a result of the outcome of such vote. However, our compensation committee carefully considers the outcome of this vote when considering future executive compensation policies.

On June 7, 2023, at our 2023 annual meeting of stockholders, approximately 99.6% of the votes cast on our SEC say-on-pay proposal approved the compensation of our NEOs as disclosed in our 2023 proxy statement. Our compensation committee has considered and will in the future consider the result of the “say-on-pay” vote as well as other feedback received throughout the year from our stockholders when making compensation decisions for our executive officers.

Executive Compensation Philosophy and Objectives

Our executive compensation programs are designed to motivate, retain and reward high-performing executives for their long-term value creation for the Company. While we consider several factors in our pay structure, we are guided by the following core philosophies and principles:

Mission and Patient Focused

We are guided first and foremost in all decisions by our mission and patient focus. By doing what is right for our patients at all times, our pay programs will align with the interests of our most critical front-line stakeholder, which in turn benefits all stakeholders.

Pay for Performance

The overwhelming majority of our executive pay programs are performance-based and balance company and individual results. We strive to attract top talent with the expectation that premium performance aligns with premium pay opportunities. Our stretch performance goals directly support this principle and are aimed at enhancing long-term value creation, which in turn drives stockholder value.

Alignment with Stockholders

Our compensation programs are designed to align executives’ interests with our stockholders. We are uniquely positioned in that the majority of our stockholders (approximately 57% as of March 31, 2024) have direct input into our pay structure and individual executive compensation by virtue of their representation on our board of directors.

Simplicity and Transparency	One of our core values is trust and, in that spirit, keeping our programs simple, direct and transparent allows our executives and our stockholders to understand our pay programs.

Program Consistency

Our benefits programs are consistently applied across all employee levels and we do not advantage one population over another. We believe that every employee at every level is critical to our patient-focused team approach.

Our executive compensation program is also designed to incorporate sound practices for compensation governance. We summarize such practices below.

What We Do:

✓	Maintain an Independent Compensation Committee. Our compensation committee consists solely of independent directors.

✓

Retain an Independent Compensation Advisor. Our compensation committee engages its own compensation advisor to provide information and analysis related to annual executive compensation decisions and other advice on executive compensation independent of management.

✓

Review Executive Compensation Annually. Our compensation committee annually reviews our compensation strategy, including a review and determination of our compensation peer group used for comparative purposes.

✓

Design Compensation At-Risk. Our executive compensation program is designed so that a significant portion of our executive officer compensation is “at risk” based on our corporate performance, as well as equity-based, to align the interests of our executive officers and stockholders.

✓

Use a Pay-for-Performance Philosophy. The majority of our executive officer compensation is directly linked to corporate performance and includes a significant long-term equity component, thereby making a substantial portion of each executive officer’s total compensation dependent upon our stock price.

✓	Maintain Stock Ownership Guidelines and Clawback Policy. We maintain stock ownership guidelines and a clawback policy to better align executive officer incentives with stockholders.

What We Don’t Do:

×

No Executive Retirement Plans. We do not offer pension arrangements or retirement plans or arrangements to our executive officers that are different from or in addition to those offered to our other employees.

×	No Special Perquisites. We do not provide significant perquisites to our executive officers.

×	No Special Health and Welfare Benefits. Our executive officers participate in our health and welfare benefits programs on the same basis as our other employees.

×	No Hedging or Pledging Our Equity Securities. We prohibit our executive officers, the members of our board of directors and other employees from hedging or pledging our securities.

Use of Market Data

Each year, our compensation committee reviews and approves an appropriate peer group to compare pay levels, mix, practices and plan designs. The compensation committee reviews the 25th, 50th, 60th and 75th percentiles to understand the pay levels of our peer companies. We believe that while the peer group provides one data point of context, we are not a traditional early-stage biopharmaceutical company. Our talent needs are unique given the historical genesis of our pipeline as former Pfizer neuroscience assets that were developed over more than a decade. As such, other factors are also strongly considered when setting pay, including the design of programs that will attract and incentivize those with the deep skills and proven experiences required to build and grow our company and deliver on our broad pipeline.

With that, the peer group we referenced for compensation decisions in 2023 was determined based on comparable companies in the biopharmaceutical sector that approximate (i) our business strategy (pre- and early-commercial-stage companies with multiple product candidates in clinical trials, with a preference for neuroscience-focused companies), (ii) our market capitalization (approximately 0.25x to 4.0x the size of Cerevel), (iii) our R&D expense, cash on hand and headcount. Each company is then qualitatively evaluated by the compensation committee’s independent compensation consultant based on other factors uniquely specific to each and rigorously discussed and debated with the compensation committee.

The peer group approved by our compensation committee and used when determining our February 2023 compensation decisions was comprised of the following companies:

Alector	Intellia Therapeutics
Allogene Therapeutics	Intra-Cellular Therapies
Alynylam Pharmaceuticals	Karuna Therapeutics
Apellis Pharmaceuticals	Mirati Therapeutics
Arcus Biosciences	Neurocrine Biosciences
Arvinas	NGM Biopharmaceuticals
Biohaven Pharmaceutical	Reata Pharmaceuticals
BridgeBio Pharma	REGENXBIO
Denali Therapeutics	Sage Therapeutics
Fate Therapeutics	Vir Biotechnology

*For 2024, Alector, Allogene Therapeutics, Fate Therapeutics and NGM Biopharmaceuticals were removed, while Axsome Therapeutics and Prothena were added.

For our Chief Executive Officer and executive officers, we carefully review the pay levels and programs disclosed in the proxy statements of our peer group. In addition, at the time of Mr. Renaud's hire, we considered other recent Chief Executive Officer offers in our industry when determining an appropriate pay package. For all other executive officers, we also supplement the data with published compensation surveys where appropriate. For 2023, we used a special custom cut of the Aon Radford Global Life Sciences Survey to capture executive officer pay that is not always disclosed in peer company proxy statements. The Aon Radford Global Life Sciences Survey was selected because it is the prevailing survey for companies our size in the biopharmaceutical industry and includes numerous positions that are comparable to our executive positions.

Compensation Elements

Based on prevalent market practice, peer group and broader survey data, and within the broader context of our business needs, our compensation committee determines the elements of compensation we provide to our executive officers. The elements of our executive compensation program and their objectives are as follows:

Element	Objective(s)
Base Salary
•
Provides a fixed level of compensation that is competitive with the external market and reflects each executive’s contributions, experience, responsibilities and potential to contribute to our future success.

Annual Incentive Plan	• Aligns short-term compensation with the annual goals of the Company.
• Motivates and rewards the achievement of annual goals that support short- and mid-term priorities.

Long-Term Incentives
•
Aligns executives’ interests with the creation of long-term value for our stakeholders.

•
The greater pay mix emphasis on long-term incentives, or LTI, also helps to balance the need to deliver on short-term results only if that aligns with long-term company and stakeholder interests.

•
Promotes executive retention, an ownership mindset and focuses executives on enhancing value to patients.

Benefit Programs	• Supports the physical, mental and emotional well-being of our executives.

• Provides financial protection in the event of disability or death.

• Provides tax-beneficial ways for executives to save towards their retirement and encourages savings through competitive Company-paid matches to their 401(k) plan.

Compensation Pay Mix

We consider pay mix to be important. While we do not target a particular pay mix across our various pay programs, our compensation committee considers the pay mix for each of our executive officers to ensure the total rewards package is market competitive, attractive and aligns with our belief that pay, beyond base salary, should be aligned to our critical short- and long-term business priorities with award payouts based on actual performance results.

Our compensation committee also believes that rewarding results within the broad purview of an executive’s line of sight is important. Because our executive officers have a direct impact on our future strategic direction, the pay of our executive officers have the greatest emphasis on performance-based compensation with an overweighting towards long-term incentives to align with the long-term impact their decisions will have on the Company.

The 2023 pay mix for Mr. Renaud and our other NEOs was highly performance-based and conditional based on company results.

(1)
CEO data reflects Mr. Renaud’s compensation and NEO data reflects compensation of our NEOs who were both actively employed with us and remained a named executive officer as of December 31, 2023.

Compensation and Performance Goal Setting Process

We have a robust annual compensation cycle whereby at the beginning of the year, our compensation committee approves the plan designs, the pay elements and levels and the pre-determined performance goals for our executive officers for such year. Our compensation committee monitors our progress against these goals throughout the year, and following completion of the year, our compensation committee evaluates the outcomes against these goals for our executive officers. A summary of the annual cadence is described below:

2023 Base Salary

Each year, our compensation committee takes a consistent approach in reviewing the base salaries of our Chief Executive Officer and our other executive officers. We consider the salaries of comparable positions in our peer group compared to our executive officers in terms of relevant experience, proven skills and performance, future anticipated contributions, internal equity and retention factors given the heightened talent pressures in the marketplace. Resulting from this comprehensive review, effective January 2023, the following salary adjustments were made to position our NEOs appropriately relative to the market data of the peer group in 2023:

Name	2022 Annual Salary	2023 Annual Salary	% Increase
R. Renaud(1)	N/A	$675,000	N/A
S. Altschuller(2)	N/A	$500,000	N/A
R. Sanchez	$498,120	$518,045	4.0%
J. Renger	$482,052	$501,335	4.0%
P. Burgess(3)	N/A	$460,000	N/A
T. Coles(1)	$642,735	$668,444	4.0%
A. Ceesay(4)	$511,651	$532,118	4.0%
M. Bodenrader(2)	$360,000	$374,400	4.0%

Notes to the 2023 Base Salary Table

(1)
In June 2023, Dr. Coles transitioned from his role as Chief Executive Officer of the Company, while continuing to serve as the Chairperson of our board of directors, and Mr. Renaud was appointed as President and Chief Executive Officer of the Company. Mr. Renaud’s base salary was established in connection with his commencement of employment.
(2)
In May 2023, Dr. Altschuller joined the Company as Chief Financial Officer. Mr. Bodenrader remained with the Company as Senior Vice President, Finance and Chief Accounting Officer. Dr. Altschuller’s base salary was established in connection with her commencement of employment.
(3)
In June 2023, Mr. Burgess joined the Company as Chief Business Development and Strategic Operations Officer. Mr. Burgess’ base salary was established in connection with his commencement of employment.
(4)
Mr. Ceesay separated from employment with the Company in March 2023.

2023 Performance-Based Incentive Plans

We place a strong emphasis on performance-based compensation as reflected by our cash Annual Incentive Plan, or AIP, which is governed by our Senior Executive Cash Annual Incentive Plan, and our LTI awards, which are granted under our stockholder-approved 2020 Equity Incentive Plan.

We believe that striking the right balance between medium-term focus and achievements with long-term value creation for all of our stakeholders is essential so that short-term decisions do not inadvertently undermine the longer-term success of our pipeline. As such, our AIP serves to align, motivate and reward our executives for short-term achievement with an eye towards building longer-term success.

Annual Incentive Plan

Each year, our compensation committee reviews the 25th, 50th, 60th and 75th percentiles of bonus targets among our peer companies for positions comparable to our NEOs to ensure market competitiveness and that an appropriate emphasis is placed on medium-term results. The target AIP as a percent of salary for each of our NEOs in 2023 was unchanged from 2022 for continuing NEOs and are as follows:

Name	2023 Target AIP %
R. Renaud	65%
S. Altschuller	45%
R. Sanchez	45%
J. Renger	45%
P. Burgess	45%
T. Coles(1)	65%
A. Ceesay(2)	45%
M. Bodenrader	35%

Notes to the Annual Incentive Plan Table

(1)
Dr. Coles transitioned from his role as Chief Executive Officer of the Company in June 2023. In connection with his transition, he was not eligible for a payment under the AIP for 2023.
(2)
Mr. Ceesay separated from employment with the Company in March 2023 and was not eligible for a payment under the AIP for 2023.

2023 AIP Design

Our compensation committee also approves the design of our AIP, the company performance goals and the associated reward opportunities. Based on a thorough review of short-term achievement opportunities that align with long-term value creation for all of our stakeholders, they set pre-determined goals at the start of each performance year and then track actual performance against these goals with a final assessment at the end of the annual performance year. Our company performance goals are consistent throughout the organization to ensure there is full alignment and clarity on the critical goals for the Company. In addition, we believe that, as leaders of the Company, it is critical for our executive officers to work collectively as a unified team in order to optimize opportunities. As such, their AIP is based 100% upon company performance. For Mr. Bodenrader, company performance is weighted at 75% of his AIP award and there is an individual element with a 25% weighting of his AIP award based on individual performance. The company performance multiplier ranges from 0% and maxes out at 150% to allow for a stretch upside opportunity as follows:

Performance Multiplier	Minimum	Target	Max
Company	0%	100%	150%

*Mr. Bodenrader had an additional individual element that follows a similar range

The AIP award is formulaic and is calculated as follows:

*Additional individual multiplier applies for Mr. Bodenrader

2023 AIP Company Performance Goals and Results

Our 2023 company performance goals had three areas of focus. First, our priorities were heavily weighted towards important research and development achievements with emphasis on tavapadon, emraclidine, darigabat and our early portfolio. Given our pre-commercial nature, emphasis was also placed on ensuring expenses were being managed judiciously. Finally, we believe we are a stronger company and can serve our patients better by embracing inclusion, diversity and engagement as a key strategic pillar. Our compensation committee approves target and maximum levels of performance at the start of the performance period such that payouts at or above target levels are only made when company performance is particularly strong. All AIP elements are closely reviewed, monitored and approved by our compensation committee, including the final determination of actual performance results and payouts at the end of the performance year.

The table below summarizes the company performance goals and weightings for our 2023 AIP, as approved by our compensation committee at the start of the year, and indicates the extent to which these goals were achieved. As described below, the company performance multiplier was 74.52%. This achievement multiplier was consistently applied to the AIP targets of each of our NEOs, which our compensation committee subsequently reviewed and approved.

		Performance Range(1)
Company Goals	Weight	Meets	Exceeds	Results	Payout
RESEARCH & DEVELOPMENT	70%				49.52%
Emraclidine clinical trial enrollment	25%	Specific goals are not disclosed for competitive reasons		Partially Achieved	5.56%
Tavapadon clinical trial enrollment and completion of bioequivalent trial	17.5%	Specific goals are not disclosed for competitive reasons		Exceeds	20.21%
Darigabat clinical trial enrollment and completion of drug-drug interaction trial	15%	Specific goals are not disclosed for competitive reasons		Partially Achieved	11.25%
CMC and early portfolio – goals related to emraclidine manufacturing progress and CVL-354 clinical trial completion	12.5%	Specific goals are not disclosed for competitive reasons		Meets	12.5%
CORPORATE CITIZENSHIP & SUSTAINABILITY	15%				10.0%
People	10%				5.0%
DE&I-related goal	5%	Specific goals are not disclosed for competitive reasons		Meets	5.0%
Organizational Health Survey Score	5%	76	84	Not Achieved	0.0%
Partners & Patients	5%				5.0%
DE&I-related supplier goal	2.5%	Specific goals are not disclosed for competitive reasons		Meets	2.5%
Implementation of the applicable defined elements of the Cerevel DE&I Guidebook as determined per clinical trial, measured by % of clinical trials that have implemented measurable elements in their Inclusivity Plan in 2023	2.5%	85%	N/A	Meets	2.5%
FINANCE	15%				15%
Manage expenses of Board of Directors approved plan, including any Board of Directors approved deviations		+ 5% from approved plan	N/A	Meets	15.0%
	Weighted Company Performance Multiplier				74.52%*

*Numbers may not sum due to rounding.

(1)
Certain stretch opportunities that were not achieved in 2023 have not been disclosed for competitive reasons.

2023 AIP Awards

Our compensation committee determined that the final awards under our 2023 AIP were as shown in the table below.

Name	Bonusable Salary	x	Target Bonus %	x	Company Multiplier	x	Individual Multiplier(1)	=	AIP Award
R. Renaud(1)	$675,000		65%		74.52%		N/A		$326,957
S. Altschuller(1)	$316,438		45%		74.52%		N/A		$106,114
R. Sanchez	$518,045		45%		74.52%		N/A		$173,721
J. Renger	$501,335		45%		74.52%		N/A		$168,118
P. Burgess(1)	$245,753		45%		74.52%		N/A		$82,411
T. Coles(2)	N/A		65%		N/A		N/A		N/A
A. Ceesay(2)	N/A		45%		N/A		N/A		N/A
M. Bodenrader(3)	$374,400		35%		74.52%		125%		$114,188

Notes to the 2023 AIP Awards

(1)
Bonusable salary for Mr. Burgess and Dr. Altschuller were prorated to reflect partial year employment with Cerevel. Mr. Renaud’s bonusable salary is not prorated per the terms of his employment agreement.
(2)
Both Dr. Coles and Mr. Ceesay separated from employment with the Company in 2023 and were no longer AIP-eligible due to their respective terminations of employment.
(3)
Mr. Bodenrader, our Senior Vice President, Finance and Chief Accounting Officer, also served as interim Chief Financial Officer. Accordingly, 25% of his AIP award is based on the achievement of his individual goals, which consisted of capital formation and allocation, managing the annual cash burn, oversight of the financial forecasting function and responsibilities for certain SEC disclosure and company valuation matters. In 2023, he exceeded his individual goals by acting part year as the interim Chief Financial Officer.

In order to mitigate the potential impact of Sections 280G and 4999 of the United States Internal Revenue Code of 1986, as amended, in connection with the proposed merger transaction with AbbVie, our compensation committee approved the pre-payment of the awards under our 2023 AIP to our NEOs in December 2023 based on the Company’s performance tracking at 74.27%, with any individual performance multiplier to be determined in 2024. After the year was completed, the interim Company performance multiplier was reviewed against the final Company performance multiplier, which was 74.52%, and our NEOs received a true-up payment in the first quarter of 2024.

Long-Term Incentive Awards

All LTI awards granted to our executives are linked to Company performance, as they rely upon an increase in our stock price in order to have any value and are designed to reward long-term success for the Company and all of our stakeholders.

For 2023, our executive annual LTI program introduced restricted stock units (RSUs) for the first time alongside our existing stock options. By granting 25% of our LTI in the form of RSUs, this aligns our executives with long-term value creation for the company as reflected in our stock price while providing retention and stability for our executives. By continuing to grant the remaining 75% of our LTI in stock options, it encourages our executives to focus on stockholder value creation and our long-term business goals by allowing our executives to purchase company stock at a specified stock price during a fixed 10-year period of time. The exercise price is set at the fair market value of our stock on the date of grant. Therefore, the stock options granted to our executive officers have no benefit unless we deliver results that increase the long-term company value as reflected in an increase of the stock price.

Although Messrs. Renaud and Burgess and Dr. Altschuller were not eligible to receive an annual 2023 LTI award, each executive received a sign-on LTI grant award at the time of his or her hire, which, for Mr. Burgess and Dr. Altschuller, was comprised of 75% options and 25% RSUs. Mr. Renaud’s sign-on award was comprised of 25% options, 25% RSUs and 50% performance-based restricted stock units, or PSUs. The PSUs are scheduled to vest at the end of a four-year performance period following the grant date, with 50% of the PSUs eligible to vest based on absolute TSR performance measured at the end of the performance period (with a payout range of 0% to 250% of the target number of PSUs, or 50% to 275% of the target number of PSUs upon a Sale Event (as defined in Mr. Renaud’s employment agreement)) and the remaining 50% eligible to vest based on relative TSR performance at the end of the performance period as compared against the constituent companies of the Nasdaq Biotech Index as of the Grant Date (with a payout range of 0% to 250% of the target number of PSUs).

For options and RSUs, LTI target values were translated into a number of shares by dividing the LTI target value by the grant date fair value of an option or RSU, as applicable, as determined in accordance with ASC Topic 718, and rounded down to the nearest whole share. For PSUs, LTI target values were translated into a target number of shares by dividing the LTI target value by the average of the closing prices for one share of our common stock for the 20 consecutive trading days ending on (and including) the grant date of the PSUs, rounded down to the nearest whole share. The grant date fair value for the PSUs, as determined in accordance with ASC Topic 718, exceeded the LTI target values for the PSUs. For more information about the grant date fair value of the PSUs, see “Executive Compensation Tables—Summary Compensation Table” below, including footnote 9 thereto.

Our LTI program is reviewed every year by our compensation committee to assess and confirm that the plan is achieving its objectives to motivate, retain and reward long-term performance. Our compensation committee reviews and determines the appropriate equity vehicle to be used and sets the planning range each year based on the best alignment with our business needs, our pay philosophy and the practices of our peer group. The actual award granted to each executive officer differs based on criticality and impact of the job on the Company, individual performance results, potential future expected contributions, skills, market competitiveness and other factors.

We review the LTI grant levels of our peer companies at 25th, 50th, 60th and 75th percentiles every year. Overall, our annual LTI grant values for our NEOs are positioned appropriately within our peer group in cases where there are comparable positions at the peer companies. Our expected regular cadence is to grant our LTI on or around the time our compensation committee meets in the first quarter of each year to review and approve any salary increases, prior year bonus payout awards and the LTI grants for the NEOs. Other LTI grants, such as those made in connection with a new hire, are generally granted on the first trading day of the month following the date of hire.

In 2023, the approved LTI target values were as follows:

Name	Approximate LTI Target Value
R. Renaud(1)	$21,000,000
S. Altschuller(1)	$4,000,000
R. Sanchez	$3,417,000
J. Renger	$2,764,000
P. Burgess(1)	$3,000,000
T. Coles	$8,501,000
A. Ceesay	$4,003,000
M. Bodenrader	$700,000

Notes to the Long-Term Incentive Awards Table

(1)
Messrs. Renaud and Burgess and Dr. Altschuller did not receive an annual LTI award since they joined after the 2023 annual awards were made. However, they did receive LTI sign-on grants as part of their compensation package when they first joined Cerevel, which are reflected in the table.

To mitigate the potential impact of Sections 280G and 4999 of the United States Internal Revenue Code of 1986, as amended, in connection with the proposed merger transaction with AbbVie, the vesting of certain RSU awards previously granted to Messrs. Renaud, Sanchez, Burgess, Bodenrader and Dr. Altschuller in 2023 and 2022 was accelerated as of December 19, 2023. Such acceleration was subject to each executive’s execution of a repayment agreement providing that if the executive terminated employment prior to the earlier of (i) the date on which the applicable portion of the accelerated RSUs otherwise would have vested in accordance with their terms and (ii) the date of the consummation of the proposed merger transaction with AbbVie, the executive would repay the applicable net, after-tax amount of the income he or she recognized as a result of the settlement of the accelerated RSUs which would have remained unvested as of the date of such termination of employment (taking into account any accelerated vesting that would have occurred in connection with such termination pursuant to the executive’s employment agreement or applicable severance policy covering such executive, if any).

Employment Agreements and Post-Employment Compensation

We maintain a severance benefits policy for specified C-Suite executives under which each senior executive officer that directly reports to our CEO (other than on a temporary basis) is eligible to receive severance benefits of cash, equity acceleration and benefit continuation upon qualifying terminations in connection with a change in control. We also provide severance protection to our executive officers outside of a change in control pursuant to individual employment agreements. Severance benefits payable to our CEO, both outside of and in connection with a change in control, are addressed pursuant to his individual employment agreement. We provide these benefits because we believe that severance protection is necessary to help our executives maintain their focus on the best interests of the Company when providing advice and making strategic decisions about potential corporate transactions or changes in control. We believe that this severance protection encourages effective leadership in the closing and integration of significant transactions affecting the Company. The terms of these arrangements and the amounts payable under them are described below for each NEO in “Executive Compensation Tables—Potential Payments upon Termination or Change in Control.” The material terms of our employment agreement with each NEO are described in “Executive Compensation Tables—Employment Arrangements with our NEOs.”

Other Compensation Policies and Practices

Stock Ownership Guidelines

In December 2021, our compensation committee approved our stock ownership guidelines, or the Guidelines. Our Chief Executive Officer (3x annual base salary), other executive officers who report directly to our Chief Executive Officer on an other than temporary basis (1x annual salary) and non-employee directors who are not affiliated with any stockholder of the Company that beneficially owns 1% or more of our outstanding common stock (3x annual cash retainer), which we refer to as Covered Individuals, are each required to own shares of our stock having at least as much value as a multiple of the Covered Individual’s annual base salary or annual base retainer, as applicable. Shares of common stock directly or indirectly beneficially owned by a Covered Individual, the net exercisable value of stock options of the Company beneficially owned by a Covered Individual and restricted stock units or restricted stock of the Company that are subject solely to time-based vesting conditions, whether vested or unvested, will count towards satisfaction of the Guidelines. Covered Individuals are required to achieve the applicable Guidelines five years after being first subject to the Guidelines and our compensation committee will review each Covered Individual’s compliance (or progress towards compliance) with the Guidelines annually. Our compensation committee may amend the Guidelines, waive or approve an exception to the Guidelines (for instance, in the event of a significant decline in our stock price, a court order such as a divorce settlement or other severe hardship) or impose such conditions, restrictions or limitations on any Covered Individual as it determines to be necessary or appropriate in order to achieve the purposes of the Guidelines.

Clawback Policy

In June 2024, our Compensation Committee amended and restated our clawback policy to comply with the newly-enacted Section 10D of the Exchange Act and corresponding Nasdaq Listing Rule 5608. Under our amended and restated clawback policy, in the event the Company is required to prepare an accounting restatement, the Company will recover incentive-based compensation received by any current or former executive officer based wholly or in part upon the attainment of a financial reporting measure that was erroneously awarded during the three-year period preceding the date the restatement was required. Furthermore, if we are required to prepare an accounting restatement due to (i) our material non-compliance with any financial reporting requirement and (ii) fraud or material misconduct by any executive officer, then the compensation committee has the discretion to further require the executive officer to repay to us any or all of the excess amount of cash and equity incentive compensation that the executive officer would have received during the then-current fiscal year or the three most recently completed fiscal years prior to the publication of the restated financial statements had such compensation been calculated based on the financial results reported in the restated financial statements.

Compensation Risk Assessment

We believe that, although a large portion of the compensation provided to our executive officers is performance-based, our executive compensation program does not encourage excessive or unnecessary risk taking. Our compensation programs are designed to create a greater focus on long-term value creation while balancing the need to meet shorter-term goals. Our maintenance of stock ownership guidelines further mitigates risk taking. The framework and goals of our annual performance-based incentive plan are consistent for all employees with a maximum cap for all payouts. Furthermore, all compensation decisions for our executive officers are approved by our compensation committee.

In addition, our compensation committee is responsible for reviewing and approving the design, goals and payouts under our annual incentive plan and equity incentive program for our executive officers. Our compensation committee directly engages an independent compensation consultant who advises on market competitive and best practices, as well as any potential risks related to our compensation programs, including pay mix, compensation vehicles, pay for performance alignment, performance measures and goals, payout maximums, vesting periods and compensation committee oversight and independence. Based on all the factors mentioned, we believe our compensation policies, programs and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

Employee Benefit Programs

As part of our total compensation program, all full-time employees, including our NEOs, are eligible to participate in the same benefit programs. These programs include our tax-qualified retirement plan that provides an opportunity to save for retirement on a tax-advantaged basis. Plan participants are able to defer eligible compensation subject to applicable annual limits established by the Internal Revenue Code, as amended, and any regulations promulgated thereunder, or the Code. Employees’ pre-tax or Roth contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employees are immediately and fully vested in their contributions. We match each participant’s contribution up to a maximum of 6% of their eligible compensation. Our 401(k) plan is intended to be qualified under Section 401(a) of the Code with our 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code.

Our NEOs as well as the rest of our employee population are also eligible to participate in our employee stock purchase plan, medical, dental, vision, life and disability insurances.

Other than the one-time legal fee reimbursements paid to Mr. Renaud and Dr. Altschuller in connection with the negotiation of their respective employment agreements, we do not provide any additional perquisite or personal benefits to our NEOs or offer any non-qualified supplemental retirement plans.

Insider Trading, Hedging, Pledging and Other Policy Prohibitions

We maintain an insider trading policy that prohibits our employees, directors and contractors from engaging in pledging our securities as collateral for a loan or modifying an existing pledge, engaging in short sales of our securities, using our securities as collateral in a margin account, and/or buying or selling derivative securities of the Company or hedging transactions.

Tax and Accounting Implications of Compensation

Our compensation committee considers Section 162(m) of the Code, which limits the deductibility of certain compensation to $1.0 million per year for certain executive officers, when designing and establishing our executive compensation programs. However, our compensation committee ultimately believes that when making final compensation determinations, there are other factors that must be considered. These factors include our compensation philosophy and objectives and the ability to attract, retain and reward the executive talent needed to achieve our business goals. As such, our compensation committee may award compensation in excess of $1.0 million that is not exempt from the deduction limitations under Section 162(m) of the Code at any given time.

We follow the Financial Accounting Standard Board’s Accounting Standards Codification Topic 718, or ASC Topic 718, for our share-based compensation awards to employees and directors. ASC Topic 718 requires companies to measure the compensation expense for all share-based payment awards made to employees and directors, including stock options, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the compensation tables included herein, even though our executive officers may never realize any value from their awards. ASC Topic 718 also requires companies to recognize the compensation cost of their share-based compensation awards in their statements of operations over the period that an employee or director is required to render service in exchange for the option or other award. Our compensation committee considers the impact of ASC Topic 718 when making share-based compensation awards, but also considers other factors as described above.

Compensation Committee Report

The compensation committee has reviewed and discussed this Compensation Discussion and Analysis with our management. Based on these review and discussions, the compensation committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Amendment.

Submitted by:

Doug Giordano, M.B.A. (Chairperson)

Deval Patrick, J.D.

Adam Koppel, M.D., Ph.D.

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by and paid to our NEOs for services rendered to us in all capacities for the years set forth below.

Name and Principal Position	Year	Salary ($)	Bonus ($)(4)	Stock Awards ($)(5)		Option Awards ($)(6)		Non-Equity Incentive Plan Compensation ($)(7)	All Other Compensation ($)(8)	Total ($)
Ron Renaud, M.B.A.,	2023	375,411	—	26,045,297	(9)	5,249,993		326,957	20,993	32,018,651
President and Chief Executive
Officer; Director(1)
N. Anthony Coles, M.D.,	2023	298,511	—	3,962,798	(10)	27,289,508	(10)	—	66,476	31,617,293
Chairperson; Former	2022	642,735	—	—		10,085,985		496,706	—	11,225,426
Chief Executive Officer(1)	2021	617,701	—	—		7,099,999		390,635	—	8,108,335
Susan Altschuller, Ph.D., M.B.A.,	2023	316,438	—	999,969		2,999,986		106,114	23,811	4,446,318
Chief Financial Officer(2)
Mark Bodenrader,	2023	374,400	—	174,975		524,977		114,188	19,800	1,208,340
Senior Vice President,	2022	337,712	—	499,994		587,480		140,154	18,300	1,583,640
Finance and Chief Accounting	2021	308,851	—	—		872,100		114,643	17,400	1,312,994
Officer; Former Interim Chief
Financial Officer(2)
Abraham Ceesay, M.B.A.,	2023	96,219	—	1,000,746		3,063,258	(11)	—	5,768	4,165,991
Former President(3)	2022	511,651	—	—		2,849,987		296,553	18,300	3,676,491
	2021	335,249	250,000	—		4,499,994		172,264	19,124	5,276,631
Raymond Sanchez, M.D.,	2023	518,045	—	854,228		2,562,738		173,721	19,800	4,128,532
Chief Medical Officer	2022	498,120	—	—		3,999,979		288,711	18,300	4,805,110
	2021	478,718	—	—		2,699,993		220,176	17,400	3,416,287
John Renger, Ph.D.,	2023	501,335	—	690,987		2,072,992		168,118	19,800	3,453,232
Chief Scientific Officer	2022	482,052	—	—		3,999,979		279,398	18,300	4,779,729
	2021	463,276	—	—		2,400,000		213,074	17,400	3,093,750
Paul Burgess, J.D., M.S.,	2023	245,753	—	749,988		2,249,994		82,411	65	3,328,211
Chief Business Development
and Strategic Operations
Officer
(1)
Effective June 12, 2023, Dr. Coles resigned as Chief Executive Officer while continuing to retain his position as Chairperson of the board of directors, and Mr. Renaud was appointed as Chief Executive Officer and President of the Company. While serving as the Chief Executive Officer, Dr. Coles received no additional compensation for his service as the Chairperson and member of our board of directors. In addition to serving as our Chief Executive Officer and President, Mr. Renaud serves as a member of our board of directors, but receives no additional compensation for his service in such role.
(2)
Effective May 15, 2023, Dr. Altschuller joined the Company as our Chief Financial Officer, and Mr. Bodenrader, who served as Interim Chief Financial Officer, remained with the Company as Senior Vice President, Finance and Chief Accounting Officer.
(3)
Mr. Ceesay separated from employment with the Company in March 2023.
(4)
The amount reflects a signing bonus paid to Mr. Ceesay at his time of hire. Pursuant to the terms of his employment agreement, Mr. Ceesay must repay 100% of his signing bonus if his employment is terminated by us for cause or he resigns without good reason within 12 months of the effective date of his employment and 50% of his signing bonus if such termination occurs on or after the 12-month anniversary of the effective date of his employment but prior to the 24-month anniversary of the effective date of his employment. In March 2023, we entered into a separation agreement with Mr. Ceesay in connection with his departure that provided, among other things, that we would waive any right to recovery of the remaining 50% of Mr. Ceesay’s signing bonus subject to repayment. All other cash bonuses, which were based upon the achievement of performance goals under our annual performance-based cash bonus plan, are disclosed under the “Non-Equity Incentive Plan Compensation” column.
(5)
Except as set forth in the footnotes below in respect of Mr. Renaud and Dr. Coles, the amount reflects the aggregate grant date fair value of RSUs granted in 2023 and 2022, as computed in accordance with ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures. For details on Mr. Renaud and Dr. Coles' 2023 stock awards, refer to footnotes 9 and 10 to the Summary Compensation Table, respectively. The assumptions used in calculating the grant date fair value of the stock award reported in this column are set forth in Note 14, Equity-Based Compensation, to our consolidated financial statements included in our Annual Report. The amounts reported in this column reflect the accounting cost for these stock awards and do not correspond to the actual economic value that may be received by the NEO upon the vesting of the stock award or any sale of the underlying shares of common stock.

(6)
Except as set forth in the footnotes below in respect of Dr. Coles and Mr. Ceesay, the amounts reflect the aggregate grant date fair value of stock option awards granted in 2023, 2022 and 2021, as computed in accordance with ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures. For 2023, the amounts also reflect the incremental fair value of options held by Dr. Coles and Mr. Ceesay that were deemed to have been modified during 2023, rather than new awards granted to the named individual. The assumptions used in calculating the fair value of the stock options reported in this column are set forth in Note 14, Equity-Based Compensation, to our consolidated financial statements included in our Annual Report. The amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the NEOs upon the exercise of the stock options or any sale of the underlying shares of common stock.
(7)
The amounts reflect the AIP amounts awarded to our NEOs for their performance during the applicable year. See “—Annual Incentive Plan” and “—2023 Annual Incentive Plan Awards” above.
(8)
The amounts reported in 2023 for Drs. Sanchez and Renger and Messrs. Bodenrader, Ceesay and Burgess reflect matching contributions made by us under our 401(k) plan. The amount reported in 2023 for Mr. Renaud reflects legal fees incurred in connection with the negotiation of Mr. Renaud’s employment agreement. The amount reported in 2023 for Dr. Coles reflects the retainer paid to Dr. Coles for his service as the Chairperson and member of our board of directors, subsequent to his retirement as Chief Executive Officer. The amount reported in 2023 for Dr. Altschuller reflects (i) $19,800 for matching contributions made by us under our 401(k) plan and (ii) $4,011 for legal fees incurred in connection with the negotiation of Dr. Altschuller’s employment agreement.
(9)
The amount reported for Mr. Renaud reflects the aggregate grant date fair value of RSUs, relative total shareholder return PSUs (relative PSUs) and absolute total shareholder return PSUs (absolute PSUs) granted in 2023, as computed in accordance with ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures. For time-based RSUs, the grant date fair value is based on the closing price of our common stock on the date of grant. For the relative and absolute PSUs, we utilized a Monte Carlo simulation model to determine the grant date fair value of the awards, which takes into consideration the possible outcomes pertaining to the market conditions of the PSUs. The absolute PSUs also provide for an alternate payout range of PSUs upon a Sale Event (as defined in the PSU award agreement), up to a maximum of 441,020 shares. In accordance with ASC 718, the grant date fair value for the absolute PSUs does not contemplate the Sale Event as it is a performance condition that was not considered probable of being achieved upon the grant date. Please see “—Grants of Plan-Based Awards” below for more information regarding the PSUs, including the maximum payout range upon a Sale Event. The assumptions used in calculating the grant date fair value of the RSUs and PSUs reported in this column are set forth in Note 14, Equity-Based Compensation, to our consolidated financial statements included in our Annual Report. The amounts reported in this column reflect the accounting cost for these stock awards and do not correspond to the actual economic value that may be received by the NEO upon the vesting of the stock awards or any sale of the underlying shares of common stock.
(10)
The amounts reported for Dr. Coles include $1,837,568 in incremental fair value of RSUs and $20,913,763 in incremental fair value of options that resulted from the modification of Dr. Coles’ unvested awards under ASC Topic 718 due to continued vesting after a significant reduction in responsibilities, upon Dr. Coles retiring as Chief Executive Officer while continuing to retain his position as Chairperson of the board of directors. This represents a modification for accounting purposes under ASC Topic 718, however, there was no change to the terms of such awards or the applicable award agreements as Dr. Coles was already entitled to continued vesting pursuant to the terms thereof.
(11)
The amounts reported for Mr. Ceesay include $61,011 in incremental fair value recognized upon the modification of vested options under ASC Topic 718 by extending the exercise period pursuant to Mr. Ceesay’s Separation Agreement.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to each grant of an award made to an NEO in the fiscal year ended December 31, 2023.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock	All Other Option		Grant Date
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Awards: Number of Shares of Stock or Units (#)(3)	Awards: Number of Securities Underlying Options (#)(4)	Exercise or Base Price of Option Awards ($/Share)(5)	Fair Value of Stock and Option Awards ($)(6)
Ron Renaud, M.B.A.
Cash Bonus Award	—	—	438,750	658,125	—	—	—	—	—	—	—
PSU - Relative TSR	6/12/2023	—	—	—	80,185	160,371	400,927	—	—	—	11,102,485
PSU - Absolute TSR	6/12/2023	—	—	—	80,185	160,371	441,020	—	—	—	9,692,823	(7)
RSU	6/12/2023	—	—	—	—	—	—	160,452	—	—	5,249,989
Stock Option	6/12/2023	—	—	—	—	—	—	—	215,749	32.72	5,249,993
N. Anthony Coles, M.D.
Cash Bonus Award(8)	—	—	434,489	651,733	—	—	—	—	—	—	—
RSU	2/6/2023	—	—	—	—	—	—	61,762	—	—	2,125,230
Stock Option	2/6/2023	—	—	—	—	—	—	—	243,042	34.41	6,375,745
Modified Stock Award(9)	6/12/2023	—	—	—	—	—	—	—	—	—	1,837,568
Modified Stock Options(9)	6/12/2023	—	—	—	—	—	—	—	—	—	20,913,763
Susan Altschuller, Ph.D., M.B.A.
Cash Bonus Award(10)	—	—	142,397	213,596	—	—	—	—	—	—	—
RSU	6/1/2023	—	—	—	—	—	—	30,721	—	—	999,969
Stock Option	6/1/2023	—	—	—	—	—	—	—	124,168	32.55	2,999,986
Mark Bodenrader
Cash Bonus Award	—	—	131,040	196,560	—	—	—	—	—	—	—
RSU	2/6/2023	—	—	—	—	—	—	5,085	—	—	174,975
Stock Option	2/6/2023	—	—	—	—	—	—	—	20,012	34.41	524,977
Abraham Ceesay, M.B.A.
Cash Bonus Award(8)	—	—	239,453	359,180	—	—	—	—	—	—	—
RSU(11)	2/6/2023	—	—	—	—	—	—	29,083	—	—	1,000,746
Stock Option(11)	2/6/2023	—	—	—	—	—	—	—	114,445	34.41	3,002,247
Modified Stock Options(12)	3/2/2023	—	—	—	—	—	—	—	—	—	61,011
Raymond Sanchez, M.D.
Cash Bonus Award	—	—	233,120	349,680	—	—	—	—	—	—	—
RSU	2/6/2023	—	—	—	—	—	—	24,825	—	—	854,228
Stock Option	2/6/2023	—	—	—	—	—	—	—	97,691	34.41	2,562,738
John Renger, Ph.D.
Cash Bonus Award	—	—	225,601	338,401	—	—	—	—	—	—	—
RSU	2/6/2023	—	—	—	—	—	—	20,081	—	—	690,987
Stock Option	2/6/2023	—	—	—	—	—	—	—	79,022	34.41	2,072,992
Paul Burgess, J.D., M.S.
Cash Bonus Award(10)	—	—	110,589	165,884	—	—	—	—	—	—	—
RSU	7/3/2023	—	—	—	—	—	—	23,847	—	—	749,988
Stock Option	7/3/2023	—	—	—	—	—	—	—	95,931	31.45	2,249,994
(1)
The amounts represent the target and maximum amount of potential cash bonus awards provided for under the AIP. The maximum amounts represent the greatest payout that could have been made if the pre-established performance level was exceeded. Under the AIP, the maximum amount payable was equal to 150% of the target amount. The AIP does not have a threshold level for payouts thereunder.
(2)
Represents PSUs granted in 2023 under our 2020 Equity Incentive Plan. 50% of the PSUs are eligible to vest based on our relative total shareholder return (“TSR”) performance at the end of the four-year performance period as compared against the constituent companies of the Nasdaq Biotech Index on the grant date, with a payout range of 0% to 250% of the target number of PSUs (relative PSUs). The share amounts reported represent the threshold, target and maximum number of shares to be issued upon the vesting of these relative PSU awards. The amount shown as threshold represents the number of shares (50% of the target number of relative PSUs) upon threshold-level achievement of the relative TSR percentile rank. If threshold level percentile rank is not achieved, no shares are issuable. The relative PSUs do not provide for an alternate payout range upon a Sale Event. The remaining 50% of the PSUs are eligible to vest based on our absolute TSR performance at the end of the four-year performance period with a payout range of 0% to 250% of the target number of PSUs (absolute PSUs). The absolute PSUs also provide for an alternate payout range of 50% to 275% of the target number of PSUs upon a Sale Event (as defined in the PSU award agreement). The absolute PSU share amounts reported represent the threshold, target and maximum number of shares to be issued upon the vesting of these awards, upon a Sale Event. If there is no Sale Event, the threshold, target, and maximum number of shares to be issued upon vesting of these absolute PSU awards would be 80,185, 160,371, and 400,927, respectively. If there is no Sale Event and threshold level TSR return is not achieved, no shares are issuable.
(3)
Consists of restricted stock units granted under our 2020 Equity Incentive Plan. The restricted stock units are subject to time-based vesting, as described in the footnotes to the “Outstanding Equity Awards at 2023 Fiscal Year-End” table below.
(4)
Consists of stock options to purchase shares of our common stock granted under our 2020 Equity Incentive Plan. The stock options are subject to time-based vesting, as described in the footnotes to the “Outstanding Equity Awards at 2023 Fiscal Year-End” table below.
(5)
The exercise price is equal to the closing market price of our common stock on the Nasdaq Capital Market on the date of grant.
(6)
The amounts represent the aggregate grant-date fair value of the awards calculated in accordance with ASC Topic 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-based vesting conditions. The assumptions used in calculating the grant-date fair value are set forth in Note 14, Equity-Based Compensation, to our consolidated financial statements included in our Annual Report.
(7)
The amount reflects the aggregate grant date fair value of absolute PSUs granted in 2023, as computed in accordance with ASC Topic 718. We utilized a Monte Carlo simulation model to determine the grant date fair value of the award, which takes into consideration the possible outcomes pertaining to the market conditions of the absolute PSUs. Whereas the maximum column for this award contemplates the Sale Event, in accordance with ASC 718, the grant date fair value for the absolute PSUs does not contemplate the Sale Event as it is a performance condition that was not considered probable of being achieved upon the grant date.
(8)
The amounts represent AIP bonus targets and maximums for Dr. Coles and Mr. Ceesay assuming employment for the full year. Neither Dr. Coles nor Mr. Ceesay were eligible to earn or receive a payout under the AIP for the year.
(9)
The amounts represent the incremental fair value that resulted from the modification of Dr. Coles’ unvested awards under ASC Topic 718 due to the deemed modification to such awards from the continued vesting following Dr. Coles' retirement as Chief Executive Officer while continuing to retain his position as Chairperson of the board of directors after a significant reduction in responsibilities. This represents a modification for accounting purposes under ASC Topic 718; however, there was no change to the existing terms of the awards or governing award agreements as Dr. Coles was entitled to continued vesting under the terms thereof so long as he continued to provide services to the company.
(10)
The target and maximum achievement amounts shown for Dr. Altschuller and Mr. Burgess are prorated to reflect partial year employment with the Company.
(11)
Mr. Ceesay separated from employment with the Company in March 2023. In connection with his resignation, he forfeited his 2023 stock and option awards, which had not yet vested, upon his last day of employment.
(12)
The amounts represent the incremental fair value recognized upon the modification of vested options under ASC Topic 718 by extending the post-termination exercise period from three to six months pursuant to Mr. Ceesay’s Separation Agreement.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each of our NEOs as of December 31, 2023. Mr. Ceesay is not included in the following table as he held no outstanding equity awards as of December 31, 2023.

	Option Awards(1)						Stock Awards(3)(7)
Name	Vesting Start Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(4)	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive Plan Awards: Market value or payout value of unearned shares, units or other rights that have not vested ($)(4)
Ron Renaud, M.B.A.	6/12/2023		—	215,749	32.72	6/12/2033	—	—	—	—
	6/12/2023	(5)	—	—	—	—	—	—	400,927	16,999,305
	6/12/2023	(6)	—	—	—	—	—	—	400,927	16,999,305
N. Anthony Coles, M.D.	2/6/2023		—	—	—	—	61,762	2,618,709	—	—
	2/6/2023		—	243,042	34.41	2/6/2033	—	—	—	—
	2/9/2022		195,145	230,627	30.36	2/9/2032	—	—	—	—
	2/3/2021		519,005	213,709	12.70	2/3/2031	—	—	—	—
	10/28/2020	(2)	147,251	49,084	9.88	10/28/2030	—	—	—	—
	11/27/2018		2,502,417	—	3.50	12/24/2028	—	—	—	—
	11/27/2018		1,034,138	—	10.28	12/24/2028	—	—	—	—
Susan Altschuller, Ph.D., M.B.A.	6/1/2023		—	124,168	32.55	6/1/2033	—	—	—	—
Mark Bodenrader	2/6/2023		—	20,012	34.41	2/6/2033	—	—	—	—
	2/9/2022		11,366	13,434	30.36	2/9/2032	—	—	—	—
	2/3/2021		63,750	26,250	12.70	2/3/2031	—	—	—	—
	10/28/2020	(2)	49,083	16,362	9.88	10/28/2030	—	—	—	—
	9/23/2019		58,170	—	3.50	9/23/2029	—	—	—	—
	9/23/2019		19,390	—	10.28	9/23/2029	—	—	—	—
Raymond Sanchez, M.D.	2/6/2023		—	97,691	34.41	2/6/2033	—	—	—	—
	2/9/2022		77,392	91,464	30.36	2/9/2032	—	—	—	—
	2/3/2021		197,367	81,270	12.70	2/3/2031	—	—	—	—
	10/28/2020	(2)	90,667	32,723	9.88	10/28/2030	—	—	—	—
	1/14/2019		538,435	—	3.50	2/27/2029	—	—	—	—
	1/14/2019		186,144	—	10.28	2/27/2029	—	—	—	—
John Renger, Ph.D.	2/6/2023		—	—	—	—	20,081	851,434	—	—
	2/6/2023		—	79,022	34.41	2/6/2033	—	—	—	—
	2/9/2022		77,392	91,464	30.36	2/9/2032	—	—	—	—
	2/3/2021		175,438	72,240	12.70	2/3/2031	—	—	—	—
	10/28/2020	(2)	88,350	29,451	9.88	10/28/2030	—	—	—	—
	4/8/2019		60,110	—	3.50	4/2/2029	—	—	—	—
	4/8/2019		104,951	—	10.28	4/2/2029	—	—	—	—
Paul Burgess, J.D., M.S.	7/3/2023		—	95,931	31.45	7/3/2033	—	—	—	—
(1)
Unless otherwise noted, shares of stock subject to option awards will vest, if at all, as follows: 25% of the shares subject to the option will vest on the first anniversary of the vesting start date, with the remaining 75% of the shares subject to the option to vest ratably in 36 equal monthly installments thereafter (rounded down to the nearest whole number of shares on such date) until the award fully vests upon the fourth anniversary of the vesting start date, subject to the NEO’s continued service on each such vesting date.
(2)
This award vests with respect to 50% of the option on the second anniversary of the vesting start date, with the remainder vesting in two equal installments thereafter, subject to the NEO’s continued service on each such vesting date.
(3)
Unless otherwise noted, shares of stock subject to RSU awards will vest, if at all, as follows: in four equal annual installments on each of the first, second, third and fourth anniversaries of the vesting start date, subject to the NEO’s continued service on each such vesting date.
(4)
Based on a price of $42.40 per share, which was the closing price per share of our common stock as reported by Nasdaq on December 29, 2023, the last trading day of 2023.

(5)
These relative TSR PSUs are earned upon the earlier of (i) the completion of the period ending June 11, 2027, or (ii) a Sale Event (as defined in the PSU award agreement). The award vests when the number of earned PSUs is certified or upon a Sale Event, subject to the NEO’s continued service. The number of unearned shares and market value represent maximum achievement of the relative TSR percentile rank metric.
(6)
These absolute TSR PSUs are earned upon the earlier of (i) the completion of the period ending June 11, 2027, or (ii) a Sale Event (as defined in the PSU award agreement). The award vests when the number of earned PSUs is certified or upon a Sale Event, subject to the NEO’s continued service. The number of unearned shares and market value represent maximum achievement of the absolute TSR metric if there is no Sale Event. The maximum number of shares that may be issued under the absolute PSUs is 441,020 shares upon a Sale Event.
(7)
To mitigate the potential impact of Sections 280G and 4999 of the United States Internal Revenue Code of 1986, as amended, in connection with the proposed merger transaction with AbbVie, the vesting of certain RSU awards previously granted to Messrs. Renaud, Sanchez, Burgess, Bodenrader and Dr. Altschuller in 2023 and 2022 were accelerated in December 2023.

Option Exercises and Stock Vested in Fiscal Year 2023

The following table sets forth information concerning option exercises and stock vested during the fiscal year ended December 31, 2023 for each of our NEOs.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)(3)
Ron Renaud, M.B.A.	—	—	160,452	6,652,340
N. Anthony Coles, M.D.	550,000	13,532,831	—	—
Susan Altschuller, Ph.D., M.B.A.	—	—	30,721	1,273,693
Mark Bodenrader	—	—	24,017	953,574
Abraham Ceesay, M.B.A.	105,659	1,968,642	—	—
Raymond Sanchez, M.D.	27,500	1,004,693	24,825	1,029,245
John Renger, Ph.D.	—	—	—	—
Paul Burgess, J.D., M.S.	—	—	23,847	988,697
(1)
The value realized when the stock options were exercised represents (i) the excess of the closing price of our common stock on the Nasdaq Capital Market on the date of exercise over the per share exercise price of the stock option, multiplied by (ii) the number of options exercised.
(2)
The value realized upon vesting represents the number of vested RSUs multiplied by the closing price of our common stock on the Nasdaq Capital Market at the time of vesting.
(3)
Includes the value of certain accelerated RSUs. To mitigate the potential impact of Sections 280G and 4999 of the United States Internal Revenue Code of 1986, as amended, in connection with the proposed merger transaction with AbbVie, the vesting of certain RSU awards previously granted to Messrs. Renaud, Sanchez, Burgess, Bodenrader and Dr. Altschuller in 2023 and 2022 were accelerated in December 2023.

Potential Payments upon Termination or Change in Control

Employment Agreement with Mr. Renaud

Ron Renaud, M.B.A. Pursuant to his employment agreement, in the event we terminate Mr. Renaud without “cause” or he resigns for “good reason” (as both terms are defined therein) outside of the period that commences three months prior to, and ends 12 months following, the occurrence of the first event constituting a “sale event” (as defined therein and such period, the “sale event period”) subject to his execution and non-revocation of a separation and release of claims agreement, Mr. Renaud will be entitled to (i) base salary continuation for two years following the date of termination, reduced by any garden leave pay he is paid in the same calendar year of such severance payment, which will be payable in substantially equal installments over the 24-month period immediately following the date of termination, (ii) a lump sum payment equal to his target cash bonus for the calendar year in which his date of termination occurs, prorated for the number of days Mr. Renaud was employed during the year of termination and (iii) if timely elected, subsidized COBRA continuation coverage for a period of up to 18 months.

If Mr. Renaud experiences a qualifying termination within the sale event period, then, he would be entitled to receive (i) an amount equal to two times his base salary (or two times his base salary in effect immediately prior to the “sale event,” if higher), reduced by any garden leave pay he is paid in the same calendar year of such severance payment, which will be payable in substantially equal installments over the 12-month period immediately following the date of termination (or if later, the sale event), (ii) a lump sum payment equal to his target cash bonus for the calendar year in which his date of termination occurs, (iii) if timely elected, subsidized COBRA continuation coverage for a period of up to 18 months, and (iv) accelerated vesting of any unvested equity awards subject to time-based vesting conditions, and the potential for accelerated vesting of any unvested equity awards subject to performance-based vesting in the Board’s discretion or to the extent specified in the applicable award agreement if such equity award is not assumed, continued, substituted, or cashed-out in connection with the “sale event.” Mr. Renaud’s restrictive covenant agreement includes a (i) one-year post-employment non-competition provision (applicable on certain terminations, excluding a termination due to a layoff or a termination without “cause,” as defined therein) and (ii) two-year post-employment non-solicitation of customers and employees provision applicable on any termination.

Terminations of Service - Dr. Coles and Mr. Ceesay

N. Anthony Coles, M.D. Following Dr. Coles’ resignation as Chief Executive Officer in May 2023, he is no longer eligible to receive severance or change in control benefits under his employment agreement.

Abraham Ceesay, M.B.A. In March 2023, Mr. Ceesay left the Company, and, in connection thereto, entered into a separation agreement with us, or the Separation Agreement, that provided that, subject to his compliance with and non-revocation of the Separation Agreement, the Company would waive any right to recovery of Mr. Ceesay’s signing bonus and Mr. Ceesay would have a period of six months (increased from three months) from his departure date to exercise any vested options that he holds. Except as provided in the Separation Agreement, Mr. Ceesay did not receive any other severance benefits in connection with his departure.

Severance Benefits not in Connection with a “Sale Event” or “Change in Control”

Susan Altschuller, Ph.D., M.B.A. Pursuant to Ms. Altschuller’s employment agreement, if Ms. Altschuller’s employment is terminated by us without “cause” or by her for “good reason” (as such terms are defined in her employment agreement), Ms. Altschuller will be entitled to (i) 12 months of base salary continuation, (reduced by any garden leave pay she is paid in the same calendar year of such severance payment), (ii) a prorated amount of her target annual bonus for the year of such termination based on the number of days of Ms. Altschuller’s service during the year her employment is terminated, and (iii) up to 12 months (dependent on COBRA eligibility for such period) of company-sponsored benefits continuation. Such severance benefits are conditioned on her signing and returning, without revoking, to the Company a timely and effective separation agreement containing a general release of claims and other customary terms, including post-employment restrictive covenants.

Raymond Sanchez, M.D. Pursuant to Dr. Sanchez’s employment agreement, if Dr. Sanchez’s employment is terminated by us without “cause” or by him for “good reason” (as such terms are defined in his employment agreement), Dr. Sanchez will be entitled to (i) 12 months of base salary continuation, (ii) a prorated amount of his target annual bonus for the year of such termination based on the number of days of Dr. Sanchez’s service during the year his employment is terminated and (iii) up to 12 months (dependent on COBRA eligibility for such period) of company-sponsored benefits continuation. Such severance benefits are conditioned on his signing and returning, without revoking, to the Company a timely and effective separation agreement containing a general release of claims and other customary terms, including post-employment restrictive covenants.

John Renger, Ph.D. Pursuant to Dr. Renger’s employment agreement, if Dr. Renger’s employment is terminated by us without “cause” or by him for “good reason” (as such terms are defined in his employment agreement), Dr. Renger will be entitled to (i) 12 months of base salary continuation, (ii) a prorated amount of his target annual bonus for the year of such termination based on the number of days of Dr. Renger’s service during the year his employment is terminated and (iii) up to 12 months (dependent on COBRA eligibility for such period) of company-sponsored benefits continuation. Such severance benefits are conditioned on his signing and returning, without revoking, to the Company a timely and effective separation agreement containing a general release of claims and other customary terms, including post-employment restrictive covenants.

Paul Burgess, J.D., M.S. Pursuant to Mr. Burgess’ employment agreement, if Mr. Burgess’ employment is terminated by us without “cause” or by him for “good reason” (as such terms are defined in his employment agreement), Mr. Burgess will be entitled to (i) 12 months of base salary continuation (reduced by any garden leave pay he is paid in the same calendar year of such severance payment), (ii) a prorated amount of his target annual bonus for the year of such termination based on the number of days of Mr. Burgess’s service during the year his employment is terminated, and (iii) up to 12 months (dependent on COBRA eligibility for such period) of company-sponsored benefits continuation. Such severance benefits are conditioned on his signing and returning, without revoking, to the Company a timely and effective separation agreement containing a general release of claims and other customary terms, including post-employment restrictive covenants.

Severance Benefits Connection with a “Sale Event” or “Change in Control”

Cerevel's Severance Benefits Policy for Specified C-Suite Executives. Our severance benefits policy for specified C-suite executives, or our Severance Policy, (which is applicable to all NEOs other than Mr. Renaud, Mr. Bodenrader, Dr. Coles, and Mr. Ceesay) provides for certain payments and benefits to our senior executive officers who report directly to our Chief Executive Officer

(on an other than temporary basis) in the event of certain qualifying terminations of employment in connection with a “sale event” of the Company.

Under the Severance Policy, if an eligible employee’s employment is terminated by us for a reason other than “cause,” death or “disability,” or if an eligible employee resigns for “good reason,” in either case within the period that begins three months prior to the occurrence of the first event constituting a sale event and ends on the first anniversary of such event (as such terms are defined in the Severance Policy), the eligible employee will be entitled to receive the following severance benefits:

•
an amount equal to the sum of 12 months of such eligible employee’s base salary and target bonus for the year the termination of employment occurs, payable in equal installments over the 12-month period following such termination;
•
acceleration of the vesting of such eligible employee’s outstanding time-based vesting equity awards;
•
the potential for accelerated vesting of any unvested equity awards subject to performance-based vesting in the board of directors’ discretion or to the extent specified in the applicable award agreement; and
•
payment of continued health coverage required under applicable law for the eligible employee and any eligible dependents that were covered under the Company’s health care plans immediately prior to the termination date for up to 12 months.

The receipt of severance pay and benefits under the Severance Policy is subject to the execution and non-revocation of a separation agreement, which includes a general waiver and release and certain post-employment restrictive covenants. The eligible employees are also subject to restrictive covenant agreements, which generally include a (i) one-year post-employment non-competition provision , and (ii) two-year post-employment non-solicitation of customers and employees provision applicable on any termination.

Cerevel’s Severance Benefits Policy for Senior Vice Presidents and Vice Presidents. We also maintain a severance policy for senior vice presidents and vice presidents (which is applicable to Mr. Bodenrader) that is generally identical to the Severance Policy, except that eligible employees are entitled to receive (i) nine months of base salary, payable in installments over the 9-month period following such termination, (ii) an amount equal to the product of (a) 0.75, multiplied by (b) the target bonus for the calendar year in which the date of termination of employment occurs, and (iii) if elected, subsidized COBRA continuation coverage for a period of nine months.

The receipt of severance pay and benefits under this severance program is subject to the execution and non-revocation of a separation agreement, which includes a general waiver and release and certain post-employment restrictive covenants. Of note, Mr. Bodenrader is subject to a restrictive covenant agreement, which includes a (i) one-year post-employment non-competition provision (applicable on certain terminations, excluding a termination due to a layoff or a termination without “cause”) and (ii) one-year post-employment non-solicitation of customers and employees provision applicable on any termination.

The table below quantifies the potential payments and benefits that would have become due to our NEOs assuming that a qualifying termination occurred on December 31, 2023. The closing market price of a share of our common stock on December 29, 2023, the last trading day of 2023, was $42.40 per share. Neither Dr. Coles nor Mr. Ceesay are included in the table below as a result of their termination of employment prior to December 31, 2023. The amounts in this table also do not reflect any potential reduction for “garden leave” payments under applicable state law.

Name	Executive Benefits and Payments upon Qualifying Termination	Termination by Company without Cause or Voluntary Resignation for Good Reason Not in Connection with a Change in Control ($)		Termination by Company without Cause or Voluntary Resignation for Good Reason In Connection With a Change in Control ($)
Ron Renaud, M.B.A.	Cash Severance Payments	1,594,017	(1)	1,788,750	(2)
	Healthcare Continuation	42,962	(3)	42,962	(3)
	Acceleration of Equity Award Vesting	—		37,787,003	(4)
	Total	1,636,979		39,618,715
Susan Altschuller, Ph.D., M.B.A.	Cash Severance Payments	642,397	(5)	725,000	(6)
	Healthcare Continuation	28,641	(7)	28,641	(8)
	Acceleration of Equity Award Vesting	—		1,223,055	(9)
	Total	671,038		1,976,696
Mark Bodenrader	Cash Severance Payments	280,800	(10)	379,080	(11)
	Healthcare Continuation	17,523	(12)	17,523	(12)
	Acceleration of Equity Award Vesting	—		1,633,358	(9)
	Total	298,323		2,029,961
Raymond Sanchez, M.D.	Cash Severance Payments	751,165	(5)	751,165	(6)
	Healthcare Continuation	16,328	(7)	16,328	(8)
	Acceleration of Equity Award Vesting	—		5,359,649	(9)
	Total	767,493		6,127,142
John Renger, Ph.D.	Cash Severance Payments	726,936	(5)	726,936	(6)
	Healthcare Continuation	28,641	(7)	28,641	(8)
	Acceleration of Equity Award Vesting	—		5,687,321	(9)
	Total	755,577		6,442,898
Paul Burgess, J.D., M.S.	Cash Severance Payments	570,589	(5)	667,000	(6)
	Healthcare Continuation	28,641	(7)	28,641	(8)
	Acceleration of Equity Award Vesting	—		1,050,444	(9)
	Total	599,230		1,746,085
(1)
Represents an amount equal to the sum of (i) 2 years of Mr. Renaud’s base salary at the rate in effect as of December 31, 2023, payable through salary continuation in accordance with the normal payroll practices of the Company, and (ii) a prorated target bonus based upon the number of days during the year that the NEO was employed by the Company, generally payable in a lump sum within 60 calendar days after termination.
(2)
Represents an amount equal to the sum of (i) 2 years of Mr. Renaud’s base salary at the rate in effect as of December 31, 2023, payable in equal installments in accordance with the normal payroll practices of the Company over the 12 month period following the date of termination or, if later, the sale event, and (ii) a target bonus, generally payable in a lump sum within 60 calendar days after the date of termination or, if later, the sale event.
(3)
Represents an amount equal to the monthly employer contribution that we would have made to provide health insurance for Mr. Renaud and his eligible dependents for the 18-month period following the date of termination, based on the premiums as of the date of termination.
(4)
Represents the acceleration of vesting as to 100% of the unvested equity awards held by Mr. Renaud, assuming the maximum payout of PSUs granted in 2023 (based on deemed performance achievement if a change in control occurred on December 31, 2023). The value of the option vesting acceleration was calculated by multiplying the number of unvested shares underlying stock options subject to vesting acceleration as of December 31, 2023 by the difference between the closing price of our common stock as reported on the Nasdaq Capital Market on December 29, 2023 and the exercise price for such unvested stock options; and the value of the PSU vesting acceleration is determined by multiplying the number of shares subject to the PSUs for which vesting is accelerated, by $42.40.
(5)
Represents an amount equal to the sum of (i) salary continuation of the NEO’s salary at the rate in effect as of December 31, 2023 for a period of 12 months and (ii) a prorated target bonus for the year of termination based upon the number of days during the year that the NEO was employed by the company, payable in a lump sum.

(6)
Represents an amount equal to the sum of 12 months of the NEO’s annual base salary in effect as of December 31, 2023 and the NEO’s annual target bonus opportunity for 2023, payable in installments over the 12-month period following the termination date.
(7)
Represents an amount equal to the monthly employer contribution that we would have made to provide health insurance for the NEO for the 12-month period following the date of termination, based on the premiums as of the date of termination.
(8)
Represents payment of continued health coverage required under applicable law for the NEO and any eligible dependents that were covered under the Company’s health care plans immediately prior to the termination date for up to 12 months.
(9)
Represents the acceleration of vesting as to 100% of the unvested equity awards held by the NEO. The value of the option vesting acceleration was calculated by multiplying the number of unvested shares underlying stock options subject to vesting acceleration as of December 31, 2023 by the difference between the closing price of our common stock as reported on the Nasdaq Capital Market on December 29, 2023, $42.40, and the exercise price for such unvested stock options. The value of the RSU vesting acceleration was determined by multiplying the number of shares subject to the RSUs for which vesting is accelerated, by $42.40.
(10)
Represents nine months of salary continuation.
(11)
Represents an amount equal to the sum of (i) salary continuation of the NEO’s salary at the rate in effect as of December 31, 2023 for a period of nine months and (ii) 0.75 times the NEO's prorated target bonus, payable in installments together with the salary continuation.
(12)
Represents nine months of continuing healthcare benefits.

Employment Arrangements with our NEOs

The material terms of our employment agreements with each NEO are described below.

Ron Renaud, M.B.A. On May 1, 2023, we entered into an employment agreement with Mr. Renaud for the position of President and Chief Executive Officer. Mr. Renaud’s employment agreement also provides for his nomination to our board of directors, subject to continued service with us as our Chief Executive Officer. Pursuant to his employment agreement, Mr. Renaud is entitled to an initial base salary of $675,000 per year (subject to increases from time to time) and is eligible to earn an annual target bonus equal to 65% of his annual base salary. Mr. Renaud’s employment agreement also provides for his initial equity awards of (i) stock options with an aggregate grant date fair value equal to $5,250,000), (ii) restricted stock units with an aggregate grant date fair value equal to $5,250,000), and (iii) performance-based restricted stock units with the number of shares equal to $10,500,000 divided by the average of the closing market prices for one share of our common stock for the twenty (20) consecutive trading days prior to (and including) the effective date of Mr. Renaud’s employment agreement. Mr. Renaud will also be eligible to participate in our employee benefit plans generally available to our senior executives, subject to the terms of those plans. In addition, Mr. Renaud’s employment agreement provided for the reimbursement for certain legal fees incurred by him in connection with the negotiation of his employment agreement. In connection with certain qualifying terminations, Mr. Renaud will be entitled to certain payments and benefits in addition to accrued obligations as described above in “Executive Compensation Tables—Potential Payments upon Termination or Change in Control.”

Susan Altschuller. On April 14, 2023, we entered into an employment agreement with Ms. Altschuller for the position of Chief Financial Officer. Pursuant to her employment agreement, Ms. Altschuller is entitled to an initial base salary of $500,000 per year (subject to increases from time to time) and was eligible to earn an annual target bonus equal to 45% of her annual base salary. Ms. Altschuller’s employment agreement also provided that she would be granted initial equity awards of stock options as well as restricted stock units (collectively, with an aggregate grant date fair value thereof equal to $4,000,000). Ms. Altschuller will also be eligible to participate in our employee benefit plans generally available to our senior executives, subject to the terms of those plans. Ms. Altschuller’s employment agreement provided for the reimbursement by us of up to $10,000 of legal fees incurred in connection with the negotiation of her employment agreement. In connection with certain qualifying terminations, Ms. Altschuller will be entitled to certain payments and benefits in addition to accrued obligations as described above in “Executive Compensation Tables—Potential Payments upon Termination or Change in Control.”

Mark Bodenrader. On August 18, 2019, we entered into an offer letter agreement with Mr. Bodenrader for the position of Vice President, Finance and Chief Accounting Officer effective as of September 3, 2019. On September 20, 2021, our board of directors appointed Mr. Bodenrader as the interim Chief Financial Officer and principal financial officer, effective as of September 20, 2021. Mr. Bodenrader remained with the Company as Senior Vice President, Finance and Chief Accounting Officer following Susan Altschuller joining the Company as our Chief Financial Officer, effective May 15, 2023. Pursuant to his offer letter agreement, Mr. Bodenrader was entitled to a base salary of $300,000 and was eligible to earn an annual target bonus equal to 25% of his annual base salary (which was prorated for a partial initial year of employment). Mr. Bodenrader is eligible to participate in our employee benefit plans generally available to our senior employees, subject to the terms of those plans. The offer letter agreement also provided for a

$75,000 signing bonus and a promised equity award of stock options subject to the terms of an award agreement and our equity incentive plan.

Mr. Bodenrader’s employment has no specified term but can be terminated at will by either party. In connection with certain qualifying terminations, Mr. Bodenrader will be entitled to certain payments and benefits in addition to accrued obligations as described above in “Executive Compensation Tables—Potential Payments upon Termination or Change in Control.”

Raymond Sanchez, M.D. On November 26, 2018, we entered into an employment agreement with Dr. Sanchez for the position of Chief Medical Officer effective as of January 14, 2019. Pursuant to his employment agreement, as amended on October 27, 2020, Dr. Sanchez was entitled to a base salary of $465,000 and was eligible to earn an annual target bonus equal to 40% of his annual base salary. His salary is subject to increases from time to time by our board of directors in its discretion. Dr. Sanchez is eligible to participate in our employee benefit plans generally available to our senior employees, subject to the terms of those plans. Dr. Sanchez’s employment agreement also provided for an initial grant of stock options, a $400,000 signing bonus and reimbursement of relocation expenses up to $130,000 (grossed up for any taxes imposed on the amounts reimbursed).

Dr. Sanchez’s employment agreement provided for the reimbursement by us of up to $25,000 of legal fees incurred in connection with the negotiation of his employment agreement and stock option agreement. Dr. Sanchez’s employment has no specified term but can be terminated at will by either party. In connection with certain qualifying terminations, Dr. Sanchez will be entitled to certain payments and benefits in addition to accrued obligations as described above in “Executive Compensation Tables—Potential Payments upon Termination or Change in Control.”

John Renger, Ph.D. On March 16, 2019, we entered into an employment agreement with Dr. Renger for the position of Chief Scientific Officer effective as of April 8, 2019. Pursuant to his employment agreement, Dr. Renger was entitled to a base salary of $450,000 and was eligible to earn an annual target bonus equal to 40% of his annual base salary. His salary is subject to increases from time to time by our board of directors in its discretion. Dr. Renger is eligible to participate in our employee benefit plans generally available to our senior executive employees, subject to the terms of those plans. The employment agreement also provided for a $130,000 signing bonus and a promised equity award of a stock option, subject to the terms of an award agreement and our equity incentive plan.

Dr. Renger’s employment has no specified term but can be terminated at will by either party. In connection with certain qualifying terminations, Dr. Renger will be entitled to certain payments and benefits in addition to accrued obligations as described above in “Executive Compensation Tables—Potential Payments upon Termination or Change in Control.”

Paul Burgess. On June 12, 2023, we entered into an employment agreement with Mr. Burgess for the position of Chief Business Development and Strategic Operations Officer. Pursuant to his employment agreement, Mr. Burgess is entitled to an initial base salary of $460,000 per year (subject to increases from time to time) and is eligible to earn an annual target bonus equal to 45% of his annual base salary. Mr. Burgess’ employment agreement also provides that he would be granted initial equity awards of stock options as well as restricted stock units (collectively, with an aggregate grant date fair value thereof equal to $3,000,000). Mr. Burgess will also be eligible to participate in our employee benefit plans generally available to our senior executives, subject to the terms of those plans. Mr. Burgess’s employment agreement provided for the reimbursement by us of up to $10,000 of legal fees incurred in connection with the negotiation of his employment agreement. In connection with certain qualifying terminations, Mr. Burgess will be entitled to certain payments and benefits in addition to accrued obligations as described above in “Executive Compensation Tables—Potential Payments upon Termination or Change in Control.”

N. Anthony Coles, M.D. On November 23, 2018, we entered into an employment agreement with Dr. Coles for the position of Executive Chairperson of our board of directors and Chief Executive Officer. Following Dr. Coles’ retirement as Chief Executive Officer in May 2023, he is no longer eligible to receive benefits under his employment agreement.

Abraham Ceesay, M.B.A. On April 13, 2021, we entered into an employment agreement with Mr. Ceesay for the position of President effective as of May 3, 2021. Pursuant to his employment agreement, Mr. Ceesay was entitled to a base salary of $500,000 and was eligible to earn an annual target bonus equal to 45% of his annual base salary. His salary was subject to increase from time to time by our board of directors in its discretion. Mr. Ceesay was eligible to participate in our employee benefit plans generally available to our senior executive employees, subject to the terms of those plans. The employment agreement also provided for a one-time cash signing bonus in the amount of $250,000, subject to clawback if his employment was terminated without “good reason” or for “cause” (as defined therein) and a promised equity award of stock options subject to the terms of an award agreement and our equity incentive plan.

In March 2023, Mr. Ceesay left the Company, and, in connection thereto, entered into a Separation Agreement that provided that, subject to his compliance with and non-revocation of the Separation Agreement, the Company shall waive any right to recovery of Mr. Ceesay’s signing bonus and Mr. Ceesay will have a period of six months from his departure date to exercise any vested options that he holds. In addition, under the Separation Agreement, Mr. Ceesay provided a general waiver and release of claims in favor of the Company and is subject to certain restrictive covenants, including confidentiality, 24-month post-employment non-solicitation covenant and non-disparagement restrictions. Except as provided in the Separation Agreement, Mr. Ceesay did not receive any other severance benefits in connection with his departure.

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

CEO Pay Ratio

Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K requires us to disclose the ratio of the annual total compensation of our principal executive officer to the annual total compensation of our median employee (excluding our principal executive officer). The SEC rules provide significant flexibility in how companies identify the median employee, and each company may use a different methodology and make different assumptions particular to that company. As a result, the CEO pay ratio was not designed to cross compare results across varying companies even within the same industry but instead the intent was to allow stockholders to better understand and assess a company’s compensation practices. The CEO pay ratio was not referenced or used by management or the compensation committee in any way when making compensation decisions. This information is being provided solely for compliance purposes and is a reasonable estimate calculated in a manner consistent with SEC rules, based on our internal records and the methodology described below.

As of December 31, 2023, our principal executive officer was our President and Chief Executive Officer, Ron Renaud, MBA. For purposes of the 2023 CEO pay ratio set forth below, we used the same median employee identified with respect to our 2022 CEO pay ratio, because there has not been a change in our employee population or employee compensation arrangements that we reasonably believe would significantly change the pay ratio disclosure. We previously identified the median employee using the below permitted methodology.

•
The determination date for selecting our median employee was as of December 31, 2022. On that date, the company employed approximately 298 employees.
•
For each employee (excluding our CEO), we used the annual base salary effective December 31, 2022 as our “consistently applied compensation measure” to determine the identity of the median employee. This approach was used because we believe it best reflects our employee compensation philosophy.
•
The compensation derived for each employee above was then ranked from lowest to highest to identify our median employee. The median employee was closely reviewed to ensure there were no unique pay conditions impacting their compensation.
•
The annual compensation of our median employee was then calculated using the same methodology we used for our CEO and our other NEOs in the summary compensation table.
•
A comparison of the CEO and median employee compensation then determined our CEO pay ratio as follows:

2023 Annual Compensation
Chief Executive Officer(1)	$32,318,240
Median Employee	$322,736
Ratio of CEO to Median Employee(2)	100:1
(1)
For the purposes of the pay ratio calculation, we annualized our CEO’s 2023 salary since becoming CEO, then added all other forms of compensation as outlined in the “Summary Compensation Table” above.
(2)
The 2023 CEO pay ratio increased from 2022 primarily due to the impact of our CEO’s one-time LTI new hire grants.

DIRECTOR COMPENSATION

Mr. Renaud, our President and Chief Executive Officer, does not receive any compensation from us for his services on our board of directors as a member. Mr. Renaud’s compensation for his service as President and Chief Executive Officer is set forth above in “Executive Compensation Tables—Summary Compensation Table.” Dr. Coles, our former Chief Executive Officer, did not receive any compensation from us for his services on our board of directors as Chairperson and member while serving as Chief Executive Officer. Dr. Coles’ compensation, including, compensation for his services as Chairperson of the Board upon becoming a non-employee director, is set forth above in “Executive Compensation Tables—Summary Compensation Table”. Each of our remaining non-employee directors is eligible to receive any of the following forms of compensation, as applicable, under our non-employee director compensation policy.

Non-Employee Director Compensation Policy

Pursuant to our non-employee director compensation policy, as was amended effective May 1, 2023, each non-employee director will receive an annual retainer of $50,000, an additional annual retainer of $50,000 for serving as the lead independent director, an additional annual retainer of $65,000 for serving as the outside director chairperson, a $20,000 annual retainer for serving as the chair of the audit committee, a $15,000 annual retainer for serving as the chair of the compensation committee, nominating and corporate governance committee or science and technology committee, a $10,000 annual retainer for serving as a member on the audit committee, and a $7,500 annual retainer for serving as a member on the compensation committee, nominating and corporate governance committee or science and technology committee, to be paid quarterly in arrears and prorated based on the number of actual days served on the board of directors or applicable committee. Non-employee directors are also eligible to receive certain additional cash retainers for serving on ad hoc special committees of the board of directors. In addition, each non-employee director who will continue as a non-employee director following such meeting will receive, on the date of our annual meeting of stockholders, an annual grant of stock options and restricted stock units, in an approximate ratio of 75% stock options and 25% restricted stock units, with a grant date fair value, determined in accordance with the reasonable assumptions and methodologies employed by the Company for calculating the fair value of options under ASC 718, equal to approximately $428,000, that vests in full, subject to continued service, on the earlier of the one-year anniversary of the grant date or the next annual meeting of stockholders. The first annual grant following the non-employee director’s commencement of service on the board of directors will be prorated based on such non-employee director’s length of service on the board of directors during the preceding 12-month period. Notwithstanding the foregoing, in the event that a non-employee director’s service on the board of directors does not commence before October 1st of a calendar year, then such non-employee director shall not receive an annual grant at the Company’s next annual meeting of stockholders.

Each new non-employee director will receive stock options and restricted stock units, in an approximate ratio of 75% stock options and 25% restricted stock units, with a grant date fair value equal to approximately $642,000, that vests, in the case of stock options, in 36 monthly installments through the third anniversary of the grant date, subject to continued service through the applicable vesting date and, in the case of restricted stock units, in three annual installments through the third anniversary of the grant date, subject to continued service through the applicable vesting date. The aggregate amount of compensation, including both equity compensation and cash compensation, paid to any non-employee director in a calendar year period shall not exceed $750,000 (or $1,000,000 for the calendar year in which the non-employee director is initially elected or appointed to the board of directors).

In connection with the proposed merger transaction with AbbVie, we agreed that any equity grants made under our non-employee director compensation policy prior to the closing of such transaction would be made in the form of restricted stock units.

In the event of a “sale event” (as defined in the 2020 Plan), the equity retainer awards granted to non-employee directors pursuant to this policy will fully accelerate and become 100% vested.

Non-Employee Director Compensation Table

The following table presents the total compensation for each person who served as a non-employee director of our board of directors during fiscal year 2023, with the exception of N. Anthony Coles. Dr. Coles, our former Chief Executive Officer, is not included in the table because Dr. Coles is a “named executive officer” for 2023 and his compensation, including, compensation for his services as Chairperson of the Board, is set forth above in “Executive Compensation Tables—Summary Compensation Table.”

Name	Fees Paid or Earned in Cash ($)	Stock Awards ($)(1)		Option Awards ($)(2)		Total ($)
Deborah Baron, M.B.A.(3)	—	—		—		—
Marijn Dekkers, Ph.D.	58,504	106,993	(4)(5)	320,991	(4)(6)	486,488
Doug Giordano, M.B.A.	77,221	106,993	(4)(5)	320,991	(4)(6)	505,205
Christopher Gordon, M.B.A.	73,443	106,993	(4)(5)	320,991	(4)(7)	501,427
Adam Koppel, M.D., Ph.D.	76,669	106,993	(4)(5)	320,991	(4)(7)	504,653
Ruth McKernan, Ph.D., CBE, FMedSci	57,500	106,993	(4)(5)	320,991	(4)(8)	485,484
Deval Patrick, J.D.	57,500	106,993	(4)(5)	320,991	(4)(9)	485,484
Norbert Riedel, Ph.D.	136,669	106,993	(4)(5)	320,991	(4)(6)	564,653
Gabrielle Sulzberger, J.D., M.B.A.	85,943	106,993	(4)(5)	320,991	(4)(6)	513,927
Suneet Varma, M.B.A.(3)	—	—		—		—
(1)
Amounts represent the aggregate grant date fair value of RSUs granted in 2023 to non-employee directors, as computed in accordance with ASC 718. Such grant date fair values do not take into account any estimated forfeitures. The fair value of RSUs are determined based upon the fair value of our common stock on the date of grant. The amounts reported in this column reflect the accounting cost for these RSUs and do not correspond to the actual economic value that may be received by the non-executive directors upon the vesting of the RSUs or any sale of the underlying shares of common stock.
(2)
Amounts represent the aggregate grant date fair value of stock options granted in 2023 to non-employee directors, as computed in accordance with ASC 718. Such grant date fair values do not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 14, Equity-Based Compensation, to our consolidated financial statements included in our Annual Report. The amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the non-executive directors upon the exercise of the stock options or any sale of the underlying shares of common stock.
(3)
Ms. Baron and Mr. Varma, who are each employees of Pfizer Inc. and were nominated to our board of directors by Pfizer Inc., have declined to receive compensation for their service on our board of directors.
(4)
Includes an annual grant of stock options and RSUs in June 2023 with a total grant date fair value of approximately $428,000 in accordance with our non-employee director compensation policy in effect during fiscal year 2023 discussed above.
(5)
As of December 31, 2023, each non-employee director, with the exception of Ms. Baron and Mr. Varma (who held zero outstanding equity awards), held 3,282 unvested RSUs.
(6)
As of December 31, 2023, Dr. Dekkers, Mr. Giordano, Dr. Riedel and Ms. Sulzberger held 95,242 unexercised option awards.
(7)
As of December 31, 2023, Mr. Gordon and Dr. Koppel held 80,189 unexercised option awards.
(8)
As of December 31, 2023, Dr. McKernan held 92,986 unexercised option awards.
(9)
As of December 31, 2023, Mr. Patrick held 49,794 unexercised option awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of March 31, 2024 (unless stated otherwise) for each of our NEOs, each of our directors, all of our executive officers and directors as a group and each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock. Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of warrants or stock options or the vesting of restricted stock units, within 60 days of March 31, 2024. Shares subject to warrants or options that are currently exercisable or exercisable within 60 days of March 31, 2024 or subject to restricted stock units that vest within 60 days of March 31, 2024 are considered outstanding and beneficially owned by the person holding such warrants, options or restricted stock units for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as noted in the footnotes, and subject to community property laws where applicable, based on the information provided to us, we believe that the persons and entities named in the table below have sole voting and investment power with respect to all common stock shown as beneficially owned by them. Unless otherwise noted, the business address of each of our directors and executive officers is c/o Cerevel Therapeutics Holdings, Inc., 222 Jacobs Street, Suite 200, Cambridge, MA 02141. The percentage of beneficial ownership of our shares of common stock is calculated based on 181,888,631 shares of common stock outstanding as of March 31, 2024.

Name of Beneficial Owner	Number of Shares	%
Greater than 5% Holders
BC Perception Holdings, LP(1)	65,679,781	36.1%
Pfizer Inc.(2)	27,349,211	15.0%
Perceptive Advisors LLC(3)	10,794,876	5.9%
Certain funds and accounts affiliated with Fidelity(4)	9,691,851	5.3%
NEOs and Directors
N. Anthony Coles, M.D.(5)	4,460,220	2.4%
Ron Renaud, M.B.A.(6)	244,309	*
Susan Altschuller, Ph.D., M.B.A.(7)	16,913	*
Mark Bodenrader(8)	237,695	*
Raymond Sanchez, M.D.(9)	1,181,819	*
John Renger, Ph.D.(10)	580,693	*
Paul Burgess, J.D., M.S.(7)	45,727	*
Abraham Ceesay, M.B.A.(11)	—	—
Deborah Baron, M.B.A.	—	—
Marijn Dekkers, Ph.D.(12)	512,328	*
Doug Giordano, M.B.A.(13)	81,462	*
Christopher Gordon, M.B.A.(13)(14)	66,409	*
Adam Koppel, M.D., Ph.D.(13)(15)	66,409	*
Ruth McKernan, Ph.D., CBE, FMedSci(13)	79,206	*
Deval Patrick, J.D.(13)	36,014	*
Norbert Riedel, Ph.D.(16)	124,272	*
Gabrielle Sulzberger, J.D., M.B.A.(17)	126,595	*
Suneet Varma, M.B.A.	—	—
All directors and executive officers as a group (21 persons)	9,248,326	4.9%

* Less than 1%

(1)
Based solely on Amendment No. 5 to a Schedule 13D filed with the SEC on December 8, 2023. Bain Capital Investors, LLC is the ultimate general partner of BC Perception Holdings, LP. As a result, Bain Capital Investors, LLC may be deemed to exercise voting and dispositive power with respect to the shares reported in the table above. Voting and investment decisions with respect to securities held by BC Perception Holdings, LP are made by the Partners of Bain Capital Investors, LLC, of whom there are three or more and none of whom individually has the power to direct such decisions. The address of BC Perception Holdings, LP is c/o Bain Capital Private Equity, LP, 200 Clarendon Street, Boston, Massachusetts 02116.
(2)
Based solely on Amendment No. 4 to a Schedule 13D filed with the SEC on October 18, 2023. Ms. Baron and Mr. Varma, each of whom is a member of our board of directors, are each employed by Pfizer Inc. Neither Ms. Baron nor Mr. Varma has voting or dispositive power over such shares and each of them disclaims beneficial ownership of all such shares. The address of Pfizer Inc. is 66 Hudson Boulevard East, New York, New York 10001.
(3)
Based solely on Form 4 filed with the SEC on February 21, 2024. Perceptive Advisors LLC serves as the investment advisor to the Master Fund, and Joseph Edelman is the managing member of Perceptive Advisors LLC. Mr. Giordano, a member of our board of directors, is a Managing Director of Perceptive Advisors LLC. Mr. Giordano does not have voting or dispositive power over such shares and disclaims beneficial ownership of all such shares. The address of Perceptive Advisors LLC is 51 Astor Place, 10th Floor, New York, New York, 10003.
(4)
Based solely on Amendment No. 3 to a Schedule 13G filed with the SEC on January 10, 2024. The address of such entities is 245 Summer Street, Boston, Massachusetts 02210.
(5)
Consists of (i) 15,638 shares of common stock and (ii) options to purchase 4,444,582 shares of common stock exercisable within 60 days of March 31, 2024.
(6)
Consists of (i) 160,452 shares of common stock held by Mr. Renaud and (ii) 83,857 shares of common stock held by The Ronald C Renaud Jr Trust 2 U/A DTD 06/08/2007, of which Mr. Renaud and his spouse serve as trustees.

(7)
Consists solely of shares of common stock.
(8)
Consists of (i) 17,724 shares of common stock and (ii) options to purchase 219,971 shares of common stock exercisable within 60 days of March 31, 2024.
(9)
Consists of (i) 14,673 shares of common stock and (ii) options to purchase 1,167,146 shares of common stock exercisable within 60 days of March 31, 2024.
(10)
Consists of (i) 6,370 shares of common stock and (ii) options to purchase 574,323 shares of common stock exercisable within 60 days of March 31, 2024.
(11)
Mr. Ceesay separated from employment with the Company in March 2023 and the Company does not have access to current information regarding his share ownership.
(12)
Consists of 28,540 shares of common stock and options to purchase 81,462 shares of common stock exercisable within 60 days of March 31, 2024, in each case, held directly by Dr. Dekkers, and 402,326 shares of common stock held by Novalis LifeSciences Investments I, L.P., or Novalis LifeSciences. Dr. Dekkers, the Manager of the general partner of Novalis LifeSciences, has sole voting and dispositive power over the shares held by Novalis LifeSciences and, as a result, may be deemed to share beneficial ownership of the shares held by Novalis LifeSciences. The address of Novalis LifeSciences is 1 Liberty Lane E, Suite 100, Hampton, New Hampshire 03842.
(13)
Consists solely of options exercisable within 60 days of March 31, 2024.
(14)
Does not include shares of common stock held by BC Perception Holdings, LP, which is reflected elsewhere in the table. Mr. Gordon, who is a member of our board of directors, is a Partner of Bain Capital Investors, LLC, the ultimate general partner of BC Perception Holdings, LP, and as a result, and by virtue of the relationships described in footnote 1 above, may be deemed to share beneficial ownership of the shares held by BC Perception Holdings, LP. The address for Mr. Gordon is c/o Bain Capital Private Equity, LP, 200 Clarendon Street, Boston, MA 02116.
(15)
Does not include shares of common stock held by BC Perception Holdings, LP. Dr. Koppel, who is a member of our board of directors, is a Partner of Bain Capital Life Sciences Investors, LLC, which is the general partner of Bain Capital Life Sciences Fund, LP, and, as a result, may be deemed to share beneficial ownership of the shares held by BC Perception Holdings, LP. The address for Dr. Koppel is c/o Bain Capital Life Sciences, LP, 200 Clarendon Street, Boston, MA 02116.
(16)
Consists of (i) 42,810 shares of common stock and (ii) options to purchase 81,462 shares of common stock exercisable within 60 days of March 31, 2024.
(17)
Consists of (i) 45,133 shares of common stock and (ii) options to purchase 81,462 shares of common stock exercisable within 60 days of March 31, 2024.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2023 regarding shares of our common stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options and vesting of outstanding restricted stock units		Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	18,696,342	(2)	$16.64	20,081,180	(3)(4)
Equity compensation plans not approved by security holders	—		—	—
Total	18,696,342		$16.64	20,081,180
(1)
Consists of the Cerevel Therapeutics Holdings, Inc. 2020 Equity Incentive Plan, or the 2020 Equity Incentive Plan, and the Cerevel Therapeutics Holdings, Inc. Amended and Restated Employee Stock Purchase Plan, or the ESPP. In connection with the proposed merger transaction with AbbVie, no further offerings will occur under the ESPP after December 31, 2023.
(2)
Consists of 17,151,253 shares of common stock issuable upon the exercise of outstanding stock options, 703,142 shares of common stock issuable upon vesting of outstanding restricted stock units and 841,947 shares of common stock issuable upon vesting and payout of outstanding performance restricted stock units assuming maximum achievement of all performance-based vesting conditions.
(3)
As of December 31, 2023, there were 14,334,620 shares available for issuance under the 2020 Equity Incentive Plan and 5,746,560 shares available for issuance under the ESPP. As described above, no further offerings are expected to occur under the ESPP following December 31, 2023.
(4)
The 2020 Equity Incentive Plan provides that the number of shares of common stock reserved and available for issuance under the 2020 Equity Incentive Plan shall be cumulatively increased on January 1 of each year. The number of shares of common stock increased each year will be equal to (i) 4% of the number of shares of our common stock issued and outstanding on the immediately preceding December 31 or (ii) such lesser amount as determined by our board of directors. The ESPP provides that the number of shares of common stock reserved and available for issuance under the ESPP shall be cumulatively increased on January 1 of each year. The number of shares of common stock increased each year will be equal to (i) 1% of the number of shares of our common stock issued and outstanding on the immediately preceding December 31 or (ii) such lesser amount as determined by our board of directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

Other than compensation and employment-related arrangements, including those described under the sections entitled “Executive Compensation,” “Executive Compensation Tables” and “Director Compensation” in this Amendment, and the transactions described below, since January 1, 2023, there has not been and there is not currently proposed, any transaction or series of similar transactions to which:

•
we were, or will be, a participant
•
the amount involved exceeded, or will exceed, $120,000; and
•
in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

As used in this Amendment, the term “Business Combination” refers to the acquisition of Cerevel Therapeutics, Inc. by ARYA Sciences Acquisition Corp II pursuant to a business combination agreement dated July 29, 2020, as amended on October 2, 2020, or the Business Combination Agreement, and pursuant to which Cerevel Therapeutics, Inc. became a wholly owned subsidiary of ARYA Sciences Acquisition Corp II and ARYA Sciences Acquisition Corp II was renamed Cerevel Therapeutics Holdings, Inc.

Pfizer License Agreement

In August 2018, we entered into a license agreement with Pfizer Inc., which owns more than 5% of our common stock. We refer to the license agreement in this Amendment as the Pfizer License Agreement. Pursuant to the Pfizer License Agreement, we were granted an exclusive, sublicensable, worldwide license under certain Pfizer patent rights, and a non-exclusive, sublicensable, worldwide license under certain Pfizer know-how, to develop, manufacture and commercialize certain compounds and products, which currently constitute substantially all of our asset portfolio, in the field of treatment, prevention, diagnosis, control and maintenance of all diseases and disorders in humans, subject to the terms and conditions of the Pfizer License Agreement. For additional details regarding the Pfizer License Agreement, see “Business—Pfizer License Agreement” of our Annual Report.

As partial consideration for the licensed assets, we issued to Pfizer Inc., 3,833,333.33 shares of Series A-2 Preferred Stock of Cerevel Therapeutics, Inc., a predecessor entity, with an estimated fair value of $100.4 million or $26.20 per share. The 3,833,333.33 shares of Series A-2 Preferred Stock were converted into 26,149,211 shares of common stock upon the closing of our Business Combination. We also reimbursed Pfizer Inc. for $11.0 million of direct expenses related to the Pfizer License Agreement, bringing the total initial consideration to $111.4 million.

Under the terms of the Pfizer License Agreement, we are required to make regulatory approval milestone payments to Pfizer Inc., ranging from $7.5 million to $40.0 million on a compound-by-compound basis, upon the first regulatory approval in the United States for the first product containing or comprised of a given compound, with the amount of the payments determined by which designated group the compound falls into and with each such group generally characterized by the compounds’ stage of development. Each such regulatory approval milestone is payable only once per compound. If all of our applicable product candidates are approved in the United States, the total aggregate amount of such regulatory approval milestones payable to Pfizer Inc. would be approximately $190.0 million.

In addition, we are required to pay Pfizer Inc. commercial milestone payments up to an aggregate of $170.0 million per product when aggregate net sales of products under the Pfizer License Agreement in a calendar year first reach various thresholds ranging from $500.0 million to $2.0 billion. Each commercial milestone payment is payable only once upon first achievement of the applicable commercial milestone. If all of our applicable product candidates achieve all of the commercial milestones, the total aggregate amount of such commercial milestones payable to Pfizer Inc. would total approximately $1.4 billion.

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

Amended and Restated Registration and Shareholder Rights Agreement

On the closing date of the Business Combination, we entered into an Amended and Restated Registration and Shareholder Rights Agreement with BC Perception Holdings, LP, Pfizer Inc., Perceptive Life Sciences Master Fund Ltd, ARYA Sciences Holdings II and certain individual investors, which agreement was amended by a waiver dated as of January 20, 2021, or as so amended, the Registration and Shareholder Rights Agreement, pursuant to which, among other things, BC Perception Holdings, LP, Pfizer Inc., Perceptive Life Sciences Master Fund Ltd and ARYA Sciences Holdings II, or collectively, the Sponsor Holders, agreed not to effect any sale or distribution of any of our equity securities held by any of them during the lock-up period described therein and were granted certain registration rights and preemptive rights with respect to their respective shares of common stock, and BC Perception Holdings and Pfizer Inc. agreed to cast their votes such that our board of directors would be constituted as set forth in the Business Combination Agreement and the Registration and Shareholder Rights Agreement and would have certain rights to nominate directors to serve on our board of directors, in each case, on the terms and subject to the conditions therein. Pfizer Inc. and BC Perception Holdings, LP each own more than 5% of our common stock.

In particular, the Registration and Shareholder Rights Agreement provides for the following registration rights:

•
Demand registration rights. We are required, upon the written request of any Sponsor Holder, to file a registration statement and use our reasonable best efforts to effect the registration of all or part of such Sponsor Holder’s registrable securities. Promptly upon our receipt of a demand registration request from a Sponsor Holder, we are required to notify all other Sponsor Holders then holding registrable securities of such request and offer each such other Sponsor Holder the opportunity to include its registrable securities in the demand registration statement to be filed.
•
Shelf registration rights. We are required, upon the written request of any Sponsor Holder, to file a shelf registration statement pursuant to Rule 415 under the Securities Act of 1933, as amended, or the Securities Act, and use our reasonable best efforts to effect the registration of all or a portion of their registrable securities. ARYA Sciences Holdings II and Perceptive Life Sciences Master Fund Ltd were deemed to have given such a request as of the date of the Registration and Shareholder Rights Agreement with respect to all their registrable securities. Promptly upon our receipt of a shelf registration request from a Sponsor Holder, we are required to notify all other Sponsor Holders then holding registrable securities of such request and offer each such other Sponsor Holder the opportunity to include its registrable securities in the shelf registration statement to be filed. At any time that we have an effective shelf registration statement with respect to a Sponsor Holder’s registrable securities, such Sponsor Holder may make a written request to effect a public offering, including pursuant to an underwritten shelf takedown. Upon our receipt of an underwritten shelf takedown request from such Sponsor Holder, we are required to notify the other Sponsor Holders with registrable securities covered by the applicable registration statement and offer each such other Sponsor Holder the opportunity to include its registrable securities in the underwritten shelf takedown.
•
Piggyback registration rights. If we propose to file a registration statement to register any of our equity securities under the Securities Act or to conduct a public offering, either for our own account or for the account of any other person, subject to certain exceptions, the Sponsor Holders are entitled to include their registrable securities in such registration statement.
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
•
Registrable Securities. Our securities cease to be registrable securities when a registration statement with respect to the sale of such securities has become effective under the Securities Act and such securities have been disposed of in accordance with such registration statement, such securities have been transferred pursuant to Rule 144 under the Securities Act or such securities have ceased to be outstanding.
•
Lock-up. In connection with any registration pursuant to any of the registration rights described above that is conducted as an underwritten public offering, each Sponsor Holder, we and our directors and officers will, if requested, execute and deliver a customary lock-up agreement with the underwriter(s) of such underwritten public offering, subject to certain customary exceptions.

Furthermore, under the Registration and Shareholder Rights Agreement, each of BC Perception Holdings, LP and Pfizer Inc. have agreed to cast all votes to which such entities are entitled such that our board of directors would consist of 11 directors, divided into three classes (being Class I, II and III) with Class I consisting of three directors and Class II and III each consisting of four directors.

For as long as BC Perception Holdings, LP holds an amount of our equity securities that is equal to 50% or more of the amount of securities it held at the closing of the Business Combination, it shall be entitled to nominate four directors, with such right (i) decreasing to three directors at such time when BC Perception Holdings, LP holds 35% or more but less than 50% of the amount of securities it held at the closing of the Business Combination; (ii) decreasing to two directors at such time when BC Perception Holdings, LP holds 20% or more but less than 35% of the amount of securities it held at the closing of the Business Combination; (iii) decreasing to one director at such time when BC Perception Holdings, LP holds 5% or more but less than 20% of the amount of securities it held at the closing of the Business Combination; and (iv) terminating at such time when BC Perception Holdings, LP holds less than 5% of the amount of securities it held at the closing of the Business Combination.

For as long as Pfizer Inc. holds an amount of our equity securities that is equal to 50% or more of the amount of securities it held at the closing of the Business Combination, it shall be entitled to nominate two directors, with such right (i) decreasing to one director at such time when Pfizer Inc. holds 20% or more but less than 50% of the amount of securities it held at the closing of the Business Combination; and (ii) terminating at such time when Pfizer Inc. holds less than 20% of the amount of securities it held at the closing of the Business Combination.

Additionally, for as long as BC Perception Holdings, LP holds an amount of our equity securities that is equal to 60% or more of the amount of securities it held at the closing of the Business Combination, it shall be entitled, with the prior written consent of Pfizer Inc. (which consent may not be unreasonably withheld, conditioned or delayed), to nominate two unaffiliated directors to our board of directors. Finally, for as long as Pfizer Inc. holds at least 20% of the amount of securities it held at the closing of the Business Combination, Pfizer Inc. has the right to designate one non-voting observer to attend each meeting of our board of directors or its committees.

As of the date of this Amendment, Ron Renaud was nominated to serve on our board of directors as our chief executive officer; Deborah Baron and Suneet Varma were nominated to serve on our board of directors by Pfizer Inc.; Christopher Gordon, Adam Koppel, Ruth McKernan and Gabrielle Sulzberger were nominated to serve on our board of directors by BC Perception Holdings, LP; Marijn Dekkers and Norbert Riedel were nominated to serve on our board of directors as unaffiliated directors by BC Perception Holdings, LP, with the prior written consent of Pfizer Inc.; and Doug Giordano was nominated to serve on our board of directors as the director mutually agreed by us and ARYA Sciences Holdings II pursuant to the Business Combination Agreement.

In addition, under the Registration and Shareholder Rights Agreement, subject to certain exceptions, in the event that we propose to issue any capital stock or rights, options or warrants to purchase capital stock or other securities convertible into or exchangeable or exercisable for capital stock, or New Securities, each Sponsor Holder has the right to purchase, in lieu of the person to whom we proposed to issue such New Securities, its pro rata proportion of such New Securities. Such preemptive rights will terminate on the earlier to occur of the seventh anniversary of the closing date of the Business Combination and (i) in the case of BC Perception Holdings, LP, the date on which BC Perception Holdings, LP beneficially owns less than 50% of the amount of securities it held at the closing of the Business Combination, (ii) in the case of Pfizer Inc., the date on which Pfizer Inc. beneficially owns less than 50% of the amount of securities it held at the closing of the Business Combination or BC Perception Holdings, LP beneficially owns less than 50% of the amount of securities it held at the closing of the Business Combination and (iii) in the case of ARYA Sciences Holdings II and Perceptive Life Sciences Master Fund Ltd, the date on which ARYA Sciences Holdings II and Perceptive Life Sciences Master Fund Ltd beneficially own less than 80% of the amount of securities they held at the closing of the Business Combination or BC Perception Holdings, LP beneficially owns less than 50% of the amount of securities it held at the closing of the Business Combination.

Finally, pursuant to the Registration and Shareholder Rights Agreement, to the fullest extent permitted by law, the doctrine of corporate opportunity and any analogous doctrine will not apply to (i) any Sponsor Holder, (ii) any member of our board of directors, non-voting observer or any officer who is not our or any of our subsidiaries’ full-time employee or (iii) any affiliate, partner, advisory board member, director, officer, manager, member or shareholder of any Sponsor Holder who is not our or any of our subsidiaries’ full-time employee (any such person listed in (i), (ii) or (iii) being referred to herein as an External Party). Therefore, we have renounced any interest or expectancy in, or in being offered an opportunity to participate in, business opportunities that are from time to time presented to any External Party.

Funding Agreement

In April 2021, through Cerevel Therapeutics, Inc., our wholly-owned subsidiary, we entered into separate funding agreements with BC Pinnacle Holdings, LP and another investor, or collectively, the Funding Agreements, pursuant to which BC Pinnacle Holdings, LP and the other investor committed to provide funding to support our development of tavapadon for the treatment of Parkinson’s disease. BC Pinnacle Holdings, LP is an affiliate of BC Perception Holdings, LP, a holder of 5% or more of our common stock. The funding agreement was reviewed and approved by both a special committee of our board of directors comprised solely of independent and uninterested directors and our audit committee.

Pursuant to the Funding Agreements, we received $62.5 million in funding from each of BC Pinnacle Holdings, LP and the other investor, for a combined total of $125 million in funding, or the Total Funding Commitment.

In return we agreed to pay to BC Pinnacle Holdings, LP and the other investor (i) upon approval of tavapadon by the FDA, a combined $187.5 million (1.5x of the Total Funding Commitment), or the Approval Milestone Payment, with 50% of the Approval Milestone Payment due within 30 days of FDA approval and 12.5% of the Approval Milestone Payment due on each of the first four anniversaries of FDA approval, (ii) upon first reaching certain cumulative U.S. net sales thresholds, certain sales milestone payments and (iii) combined tiered, mid-single digit to low-double digit royalties on annual net sales of tavapadon in the United States.

At the time that BC Pinnacle Holdings, LP and the other investor collectively receive an aggregate of approximately $531.3 million (4.25x of the Total Funding Commitment), our payment obligations under the Funding Agreements will be fully satisfied. We have the option to satisfy our payment obligations to BC Pinnacle Holdings, LP and the other investor upon the earlier of FDA approval or May 1, 2025, by paying an amount equal to the Total Funding Commitment multiplied by a certain factor (which will initially be 3.00x and will increase over time to a maximum of 4.25x), less amounts previously paid to BC Pinnacle Holdings, LP and the other investor.

During the term of the Funding Agreements, we will use commercially reasonable efforts to develop and commercialize tavapadon in the United States, except that, upon the occurrence of certain significant safety, efficacy and regulatory technical failures of the program, or each, a Technical Failure, we will have the right to terminate the development of tavapadon and, upon such termination, will not be obligated to make any payments to BC Pinnacle Holdings, LP and the other investor. If we suspend or terminate the development of tavapadon or fail to perform certain diligence obligations for any reason other than a Technical Failure, we will pay BC Pinnacle Holdings, LP and the other investor a combined amount equal to the total amount funded by BC Pinnacle Holdings, LP and the other investor up to the date of termination, plus 12% interest compounded annually.

The foregoing are not, and do not purport to be, complete descriptions of the Pfizer License Agreement, the Registration and Shareholder Rights Agreement and the Funding Agreements, as applicable, and are subject to, and qualified by, the full text of such agreements, as applicable, each of which agreements has been filed with the SEC.

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

NDA Filing Support Services

In January 2024, we entered into an agreement with Pfizer pursuant to which Pfizer will provide us with New Drug Application (NDA) filing support services consisting of data and document sharing, submission package support and report generation in exchange for total payments of $0.5 million.

Policies and Procedures for Related Person Transactions

Our board of directors has adopted a written policy with respect to related person transactions, setting forth the policies and procedures for the review and approval or ratification of related person transactions.

For purposes of the policy, a “related person transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds or will exceed $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:

•
any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors or director nominees;
•
any person who is known by us to be the beneficial owner of more than 5% of our voting stock;

•
any immediate family member of any of the foregoing persons; and
•
any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

An “immediate family member” means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, sister-in-law or any other person (other than a tenant or employee) sharing the household of the related person (as defined above).

Under the policy, the audit committee of our board of directors must review in advance, the material facts of all related person transactions. If advance review by our audit committee is not feasible, then the related person transaction must be reviewed at the audit committee’s next regularly scheduled meeting. In reviewing any related person transaction, our audit committee will take into account, among other factors that it deems appropriate, whether the related person transaction is on terms no less favorable to us than terms generally available in a transaction with an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Pursuant to the policy, our audit committee has reviewed certain types of related person transactions and determined that such transactions are to be deemed pre-approved. Under the policy, such transactions are not subject to further review by our audit committee. The list of applicable transactions is set forth in the policy. In connection with each regularly scheduled meeting of our audit committee, a summary of any new related person transactions deemed pre-approved (other than director and executive compensation arrangements) will be provided to audit committee for its review.

If a related person transaction will be ongoing, our audit committee may establish guidelines for our management to follow in its ongoing dealings with the related person, and thereafter, our audit committee will periodically review and assess such ongoing transaction and confirm that the ongoing dealings with the related person have been in compliance with the guidelines established by our audit committee.

Item 14. Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm Fees

The following is a summary and description of fees incurred by Ernst & Young LLP for the fiscal years ended December 31, 2023 and 2022.

Fee Category	Year ended December 31, 2023	Year ended December 31, 2022
Audit Fees(1)	$1,112,000	$1,195,730
Audit-Related Fees(2)	40,000	—
Tax Fees(3)	57,533	38,000
All Other Fees(4)	4,437	1,060
Total	$1,213,970	$1,234,790
(1)
“Audit Fees” consist of fees for the integrated audit of our annual consolidated financial statements and the review of our interim consolidated financial statements. The audit fees incurred also include fees relating to services performed in connection with our securities offerings, in each case including comfort letters, consents and review of documents filed with the SEC and other offering documents.
(2)
“Audit-Related Fees” consist of fees for the audit of certain employee benefit plan financial statements.
(3)
“Tax Fees” consist of fees billed for professional services, including permissible tax compliance, tax planning and tax advice.
(4)
“All Other Fees” consist of fees for accounting research software.

Pre-Approval Policies and Procedures

Our audit committee has adopted procedures requiring the pre-approval of all non-audit services performed by our independent registered public accounting firm in order to assure that these services do not impair the auditor’s independence. These procedures generally approve the performance of specific services subject to a cost limit for all such services. This general approval is to be reviewed, and if necessary modified, at least annually. Management must obtain the specific prior approval of our audit committee for each engagement of the independent registered public accounting firm to perform other audit-related or other non-audit services. Our audit committee does not delegate its responsibility to approve services performed by the independent registered public accounting firm to any member of management.

The standard applied by our audit committee in determining whether to grant approval of any type of non-audit service, or of any specific engagement to perform a non-audit service, is whether the services to be performed, the compensation to be paid for such services and other related factors are consistent with the independent registered public accounting firm’s independence under guidelines of the SEC and applicable professional standards. Relevant considerations include whether the work product is likely to be subject to, or implicated in, audit procedures during the audit of our financial statements, whether the independent registered public accounting firm would be functioning in the role of management or in an advocacy role, whether the independent registered public accounting firm’s performance of the service would enhance our ability to manage or control risk or improve audit quality, whether such performance would increase efficiency because of the independent registered public accounting firm’s familiarity with our business, personnel, culture, systems, risk profile and other factors, and whether the amount of fees involved, or the non-audit services portion of the total fees payable to the independent registered public accounting firm in the period would tend to reduce the independent registered public accounting firm’s ability to exercise independent judgment in performing the audit.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(b) Exhibits

Exhibit Number	Description

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEREVEL THERAPEUTICS HOLDINGS, INC.

Date: April 26, 2024	By:	/s/ Ron Renaud
Ron Renaud
President and Chief Executive Officer