Form 10-Q
period 2024-03-31
Cerevel Therapeutics Holdings, Inc.
filed 2024-05-08
CIK 1805387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 26, 2024, the registrant had 182,194,722 shares of common stock, par value $0.0001 per share, outstanding.

i

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

Under the terms of the proposed transaction, among other things, AbbVie will acquire all outstanding shares of Cerevel for $45.00 per share in cash. The transaction values Cerevel at a total equity value of approximately $8.8 billion. The boards of directors of both companies have approved the transaction, and Cerevel’s stockholders approved the transaction at a special meeting held on February 16, 2024. This transaction is expected to close in the middle of 2024, subject to regulatory approvals and other customary closing conditions.

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
•
our or AbbVie’s ability to obtain any required regulatory approvals in connection with the Merger;
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
•
our future financial performance;

•
our ability to recognize the anticipated benefits of the tavapadon financing transaction and other financing and business development transactions;
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

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

•
The conditions under the Merger Agreement to our and AbbVie’s consummation of the Merger may not be satisfied at all or in the anticipated timeframe.
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

The risks described above should be read together with the text of the full risk factors discussed in the section entitled “Risk Factors” and the other information set forth in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission, or the SEC. The risks summarized above or described in full elsewhere in this Quarterly Report are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and per share data)

(Unaudited)

	As of
	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$320,436	$416,465
Marketable securities	525,858	574,500
Prepaid expenses and other current assets	13,283	15,973
Total current assets	859,577	1,006,938
Marketable securities	218,591	185,199
Property and equipment, net	24,929	25,647
Operating lease assets	19,667	20,125
Restricted cash	1,960	1,960
Other long-term assets	2,619	3,429
Total assets	$1,127,343	$1,243,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,839	$11,863
Accrued expenses and other current liabilities	69,750	76,912
Operating lease liabilities, current portion	3,515	3,404
Total current liabilities	84,104	92,179
Operating lease liabilities, net of current portion	26,866	27,786
Financing liability, related party (Notes 5, 7 and 15)	56,999	56,082
Financing liability (Notes 5 and 7)	56,999	56,082
2027 convertible senior notes, net (Note 6)	337,920	337,424
Total liabilities	562,888	569,553
Commitments and contingencies (Notes 13 and 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value: 500,000,000 shares authorized; 181,888,631 and 181,362,064 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	18	18
Additional paid-in capital	2,098,035	2,072,553
Accumulated other comprehensive income (loss)	(1,089)	1,771
Accumulated deficit	(1,532,509)	(1,400,597)
Total stockholders’ equity	564,455	673,745
Total liabilities and stockholders’ equity	$1,127,343	$1,243,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share amounts and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$106,425	$78,181
General and administrative	36,231	21,370
Total operating expenses	142,656	99,551
Loss from operations	(142,656)	(99,551)
Interest income, net	14,455	9,076
Interest expense	(2,652)	(2,636)
Other income (expense), net (including related party amounts), (Notes 5, 7 and 15)	(921)	(11,090)
Loss before income taxes	(131,774)	(104,201)
Income tax benefit (provision), net	(138)	(85)
Net loss	$(131,912)	$(104,286)
Net loss per share, basic and diluted	$(0.73)	$(0.67)
Weighted-average shares used in calculating net loss per share, basic and diluted	181,610,675	156,648,365

Comprehensive loss:
Net loss	$(131,912)	$(104,286)
Other comprehensive income (loss):
Changes in fair value attributable to instrument-specific credit risk (including related party amounts), (Notes 5, 7 and 15)	(920)	(906)
Unrealized gains (losses) on securities available-for-sale	(1,940)	1,497
Total other comprehensive income (loss)	(2,860)	591
Comprehensive loss	$(134,772)	$(103,695)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2023	181,362,064	$18	$2,072,553	$1,771	$(1,400,597)	$673,745
Issuance of common stock under equity incentive plans related to vesting of restricted stock units (RSUs)	105,384	—	—	—	—	—
Issuance of common stock under equity incentive plans related to exercise of options	421,183	—	4,550	—	—	4,550
Equity-based compensation expense	—	—	20,932	—	—	20,932
Other comprehensive loss	—	—	—	(2,860)	—	(2,860)
Net loss	—	—	—	—	(131,912)	(131,912)
Balance at March 31, 2024	181,888,631	$18	$2,098,035	$(1,089)	$(1,532,509)	$564,455

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

CEREVEL THERAPEUTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(131,912)	$(104,286)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,541	1,321
Adjustments to operating lease expense	(335)	(280)
Equity-based compensation	20,932	12,592
Change in fair value of financing liabilities (including related party amounts), (Notes 5, 7 and 15)	914	11,082
Non-cash interest expense	496	480
Amortization of premiums and accretion of discounts on marketable securities	(6,126)	(5,206)
Other non-cash items	—	(8)
Changes in operating assets and liabilities, net:
Prepaid expenses and other current assets	3,674	(147)
Other assets	(413)	(440)
Accounts payable	(1,194)	(2,768)
Accrued expenses and other liabilities	(7,246)	(7,263)
Net cash flows used in operating activities	(119,669)	(94,923)
Cash flows from investing activities:
Purchases of marketable securities	(122,649)	(187,631)
Maturities and redemptions of marketable securities	142,085	298,750
Purchases of property and equipment	(271)	(336)
Net cash flows provided by investing activities	19,165	110,783
Cash flows from financing activities:
Proceeds from issuance of common stock related to follow-on offering, net of offering costs	(75)	—
Proceeds from the exercise of stock options	4,550	1,574
Deferred costs related to financing activities	—	(139)
Net cash flows provided by financing activities	4,475	1,435
Net increase (decrease) in cash, cash equivalents and restricted cash	(96,029)	17,295
Cash, cash equivalents and restricted cash, beginning of the period	418,425	138,388
Cash, cash equivalents and restricted cash, end of the period	$322,396	$155,683
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$320,436	$153,816
Restricted cash	1,960	1,867
Total cash, cash equivalents and restricted cash	$322,396	$155,683
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,313	$4,289
Cash paid for income taxes	$207	$—
Supplemental cash flow disclosures from non-cash investing and financing activities:
Fixed asset additions included in accounts payable and other current liabilities	$441	$779

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

We are a clinical-stage biopharmaceutical company pursuing a targeted approach to neuroscience that combines a deep understanding of disease-related biology and neurocircuitry of the brain with advanced chemistry and central nervous system target receptor selective pharmacology to discover and design new therapies. We seek to transform the lives of patients through the development of new therapies for neuroscience diseases, including schizophrenia, Alzheimer’s disease psychosis, epilepsy, panic disorder and Parkinson’s disease. We are advancing our extensive and diverse pipeline with numerous clinical trials underway or planned, including one completed and two ongoing Phase 3 trials and an open-label extension trial for tavapadon in Parkinson’s, two ongoing Phase 2 trials and an open-label extension trial for emraclidine in schizophrenia, an ongoing Phase 2 proof-of-concept trial and an open-label extension trial for darigabat in focal epilepsy and an ongoing Phase 2 proof-of-concept trial for darigabat in panic disorder.

On December 6, 2023, we entered into an Agreement and Plan of Merger (the Merger Agreement) with AbbVie Inc., a Delaware corporation (AbbVie), Symphony Harlan LLC, a Delaware limited liability company and a wholly owned subsidiary of AbbVie (Intermediate Holdco), and Symphony Harlan Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of Intermediate Holdco (Merger Sub), pursuant to which, and on the terms and subject to the conditions thereof, at the effective time of the Merger (the Effective Time), Merger Sub will merge with and into Cerevel, with Cerevel surviving as a wholly owned subsidiary of AbbVie, which we refer to as the Merger.

Under the terms of the proposed transaction, among other things, AbbVie will acquire all outstanding shares of Cerevel for $45.00 per share in cash. The transaction values Cerevel at a total equity value of approximately $8.8 billion. The boards of directors of both companies have approved the transaction, and Cerevel’s stockholders approved the transaction at a special meeting held on February 16, 2024. This transaction is expected to close in the middle of 2024, subject to regulatory approvals and other customary closing conditions.

For additional information on our formation, please read Note 1, Nature of Operations, to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (our Annual Report).

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

Our unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred significant operating losses since our inception and, as of March 31, 2024, we have not yet generated revenues. In addition, we anticipate that our expenses will increase significantly in connection with our ongoing activities to support our research, discovery and clinical development efforts and we expect to continue to incur significant expenses and operating losses for the foreseeable future.

We have funded our operations primarily with the net proceeds received from the issuance of preferred stock, common stock and convertible senior notes, net proceeds from the consummation of our Business Combination (as defined in Note 15, Related Party Transactions, to these unaudited condensed consolidated financial statements), and our Funding Agreements (as defined in Note 5, Financing Liabilities, to these unaudited condensed consolidated financial statements). We believe that our available cash, cash equivalents and marketable securities as of March 31, 2024, will enable us to fund our operating expense and capital expenditure requirements through at least 12 months from the issuance date of these financial statements.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three months ended March 31, 2024 and 2023, are not necessarily indicative of the results for the entire fiscal year or any other period. Our unaudited condensed consolidated financial statements for the three months ended March 31, 2024 and 2023, have been prepared on the same basis as and should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions made in the accompanying unaudited condensed consolidated financial statements include, but are not limited to, the fair value of our financing liabilities, the fair value of equity-based awards and the accrual for research and development expense. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances change. Actual results could differ materially from those estimates.

Restricted Cash

In connection with our entering into the lease agreement for our headquarters in Cambridge, MA, in July 2019, we were required to provide a security deposit in the form of a letter of credit. We have classified this amount as restricted cash in our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. Restricted cash was classified as a non-current asset as the associated lease term expires more than 12 months from March 31, 2024.

For additional information related to our other significant accounting policies, please read Note 4, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in our Annual Report.

Recent Accounting Guidance

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, we do not believe that the impact of recently issued standards that are not yet effective will have a material impact on our consolidated financial statements or related disclosures.

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

Under the Pfizer License Agreement, we are solely responsible for the development, manufacture, regulatory approval and commercialization of compounds and products in the field and we will pay Pfizer tiered royalties on the aggregate net sales during each calendar year, determined on a product-by-product basis, with respect to products under the Pfizer License Agreement, and we may pay potential milestone payments to Pfizer based on the successful achievement of certain regulatory and commercial milestones. To date, no regulatory or commercial approval milestone payments or royalty payments have been made or become due under this agreement.

For additional information related to our Pfizer License Agreement, please read Note 6, Pfizer License Agreement, to our audited consolidated financial statements included in our Annual Report.

5. Financing Liabilities

Funding Agreements

In April 2021, we entered into a funding agreement with NovaQuest Co-Investment Fund XVI, L.P. (NovaQuest and the NovaQuest Funding Agreement) and a funding agreement with BC Pinnacle Holdings, LP (Bain, the Bain Funding Agreement and, together with the NovaQuest Funding Agreement, the Funding Agreements), pursuant to which NovaQuest and Bain (the Funding Investors) committed to provide funding to support our development of tavapadon for the treatment of Parkinson’s disease.

Under the terms of the Funding Agreements, we received $62.5 million in funding from each of NovaQuest and Bain, for a combined total of $125.0 million in funding (the Total Funding Commitment), of which approximately $31.1 million (25% of the Total Funding Commitment, net of $0.2 million of fees incurred by Bain and NovaQuest) was received in April 2021, $37.5 million (30% of the Total Funding Commitment) was received in April 2022, $31.3 million (25% of the Total Funding Commitment) was received in April 2023 and $25.0 million (20% of the Total Funding Commitment) was received in April 2024.

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

As of March 31, 2024 and December 31, 2023, the estimated fair value of the financing liability related to potential amounts payable to Bain under the Bain Funding Agreement, which is reflected in our condensed consolidated balance sheets as financing liability, related party, totaled approximately $57.0 million and $56.1 million, respectively. As of March 31, 2024 and December 31, 2023, the estimated fair value of the financing liability related to potential amounts payable to NovaQuest under the NovaQuest Funding Agreement, which is reflected in our condensed consolidated balance sheets as financing liability, totaled approximately $57.0 million and $56.1 million, respectively.

Changes in estimated fair value of the financing liabilities in our unaudited condensed consolidated statements of operations and comprehensive loss are summarized as follows:

	For the Three Months Ended March 31,
(In thousands)	2024	2023
Financing liability, related party
Change in fair value recognized in other income (expense), net	$(457)	$(5,541)
Change in fair value attributable to instrument-specific credit risk recognized in other comprehensive income (loss)	(460)	(453)
Financing liability
Change in fair value recognized in other income (expense), net	$(457)	$(5,541)
Change in fair value attributable to instrument-specific credit risk recognized in other comprehensive income (loss)	(460)	(453)

Changes in fair value attributable to instrument-specific credit risk recognized in other comprehensive income (loss) were derived by benchmarking the current credit spread against the prior period credit spread to isolate the impact directly associated with the change in the credit spread utilized between periods. As of March 31, 2024, accumulated other comprehensive loss from changes in fair value attributable to instrument-specific credit risk was $0.1 million, and as of March 31, 2023, accumulated other comprehensive income from changes in fair value attributable to instrument-specific credit risk was $5.1 million.

For additional information related to our Funding Agreements, please read Note 8, Financing Liabilities, to our audited consolidated financial statements included in our Annual Report.

6. 2027 Convertible Senior Notes

In August 2022, we completed the offering of $345.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2027 (the 2027 Notes). The aggregate net proceeds from the 2027 Notes offering totaled approximately $334.8 million, after deducting the initial purchasers’ discounts of $9.5 million and other offering expenses of approximately $0.7 million. We accounted for the debt issuance costs as a debt discount for accounting purposes, which was recorded as a reduction in the carrying value of the debt in our condensed consolidated balance sheet and is being amortized to interest expense using the effective interest method over the expected life of the 2027 Notes, or approximately their five-year term.

The 2027 Notes accrue interest at a rate of 2.50% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2023. As of March 31, 2024 and December 31, 2023, accrued interest on the 2027 Notes of $1.1 million and $3.2 million was included in accrued expenses and other current liabilities in our condensed consolidated balance sheets, respectively.

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

Holders of 2027 Notes may convert all or any portion of their Notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2027, only in the following circumstances: (i) During any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of our common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. (ii) During the five consecutive business days immediately after any 10 consecutive trading day period (the Measurement Period) in which the trading price per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day. (iii) Upon the occurrence of certain corporate events or distributions on our common stock, as defined in the Indenture. (iv) If we call the 2027 Notes for redemption.

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

The net carrying amount of the 2027 Notes included in our condensed consolidated balance sheets consisted of the following:

	As of
(In thousands)	March 31, 2024	December 31, 2023
Principal amount	$345,000	$345,000
Unamortized debt discount	(7,080)	(7,576)
Net carrying amount	$337,920	$337,424

The following table sets forth the total interest expense related to the 2027 Notes recognized in interest expense in our unaudited condensed consolidated statements of operations and comprehensive loss for the periods presented:

	For the Three Months Ended March 31,
(In thousands)	2024	2023
Contractual interest expense	$2,156	$2,156
Amortization of debt issuance costs	496	480
Total interest expense	$2,652	$2,636
Effective interest rate	3.1%	3.1%

Future minimum payments under the 2027 Notes as of March 31, 2024, are as follows (in thousands):

Fiscal year ended December 31, 2024(1)	$4,312
Fiscal year ended December 31, 2025	8,625
Fiscal year ended December 31, 2026	8,625
Fiscal year ended December 31, 2027	353,625
Thereafter	—
Total future payments	$375,187
Less: amounts representing interest	(30,187)
Total principal amount	$345,000

(1) For the nine months ended December 31, 2024.

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

7. Fair Value Measurements

The tables below present information about our assets and liabilities that are measured and carried at fair value on a recurring basis and indicate the level within the fair value hierarchy of the inputs we utilized to determine such fair values:

As of March 31, 2024 (In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents
Money market funds	$319,557	$—	$—	$319,557
Marketable securities (current)
U.S. government treasuries	120,501	—	—	120,501
U.S. government agencies	—	136,397	—	136,397
Corporate debt securities	—	9,967	—	9,967
Commercial paper	—	258,993	—	258,993
Marketable securities (non-current)
U.S. government treasuries	166,313	—	—	166,313
U.S. government agencies	—	52,278	—	52,278
Restricted cash
Money market account	1,960	—	—	1,960
Total assets	$608,331	$457,635	$—	$1,065,966
Liabilities:
Financing liability, related party	$—	$—	$56,999	$56,999
Financing liability	—	—	56,999	56,999
Total liabilities	$—	$—	$113,998	$113,998

As of December 31, 2023 (In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents
Money market funds	$415,681	$—	$—	$415,681
Marketable securities (current)
U.S. government treasuries	43,538	—	—	43,538
U.S. government agencies	—	201,058	—	201,058
Corporate debt securities	—	9,982	—	9,982
Commercial paper	—	319,922	—	319,922
Marketable securities (non-current)
U.S. government treasuries	125,040	—	—	125,040
U.S. government agencies	—	60,159	—	60,159
Restricted cash
Money market account	1,960	—	—	1,960
Total assets	$586,219	$591,121	$—	$1,177,340
Liabilities:
Financing liability, related party	$—	$—	$56,082	$56,082
Financing liability	—	—	56,082	56,082
Total liabilities	$—	$—	$112,164	$112,164

We have not recognized any impairments of our assets measured and carried at fair value during the three months ended March 31, 2024.

There have been no changes in valuation techniques, inputs utilized or transfers between fair measurement levels in the periods presented. The fair value of our Level 2 instruments were determined using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly. We validate the prices provided by our third-party pricing services by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of March 31, 2024 and December 31, 2023.

The carrying amounts reflected in our condensed consolidated balance sheets for our cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term nature of these assets and liabilities. As of March 31, 2024, our financing liabilities represented our only Level 3 assets or liabilities carried at fair market value. Changes in the fair value remeasurement of our financing liabilities can result from changes in one or multiple inputs, including adjustments to discount rates, changes in the expected achievement or timing of any sales-based, development or regulatory milestones, changes in the amount or timing of expected net cash flows, changes in the probability or timing of certain clinical events, or changes in the assumed probability or timing associated with regulatory approval. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.

Marketable Securities

The estimated fair value and amortized cost of our available-for-sale marketable debt securities, by contractual maturity and security type, are summarized as follows:

As of March 31, 2024 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less
U.S. government treasuries	$120,543	$43	$(85)	$120,501
U.S. government agencies	136,511	14	(128)	136,397
Corporate debt securities	9,966	1	—	9,967
Commercial paper	258,967	53	(27)	258,993
Due after one year through two years
U.S. government treasuries	167,047	—	(734)	166,313
U.S. government agencies	52,391	13	(126)	52,278
Total marketable securities	$745,425	$124	$(1,100)	$744,449

As of December 31, 2023 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less
U.S. government treasuries	$43,487	$71	$(20)	$43,538
U.S. government agencies	201,217	74	(233)	201,058
Corporate debt securities	9,954	28	—	9,982
Commercial paper	319,713	239	(30)	319,922
Due after one year through two years
U.S. government treasuries	124,581	459	—	125,040
U.S. government agencies	59,783	379	(3)	60,159
Total marketable securities	$758,735	$1,250	$(286)	$759,699

We had no realized gains or losses recognized on the sale or maturity of marketable securities during the three months ended March 31, 2024 and 2023. To date, we have not recognized any allowances for credit losses or impairments in relation to our available-for-sale marketable securities as these marketable securities are comprised of high credit quality, investment grade securities that we do not intend or expect to be required to sell prior to their anticipated recovery, and the decline in fair value of these securities is attributable to factors other than credit losses. All marketable securities with unrealized losses presented in the previous tables have been in a continuous unrealized loss position for less than 12 months or the loss is not material. Based on our evaluation, we determined credit losses related to marketable securities were immaterial for the three months ended March 31, 2024.

The weighted average maturity of our marketable securities as of March 31, 2024 and December 31, 2023 was approximately eight months.

Financing Liabilities

Upon execution of the Funding Agreements, we determined that the agreements qualified for election under the fair value option and initially measured the financial instruments at their issue-date estimated fair value. We revalue the related financial liabilities on a recurring basis at each reporting period.

As of March 31, 2024, the financing liability, related party and financing liability each totaled approximately $57.0 million. We determined their respective estimated fair values using a Monte Carlo simulation model under the income approach determined by using probability assessments of the expected future cash receipts and expected future cash payments and a discount rate of approximately 10.0% and 9.0% as of March 31, 2024 and December 31, 2023, respectively. The probability assessments of the expected future cash receipts and expected future payments and the timing of expected future repayments are based on significant inputs that are not observable in the market and are subject to remeasurement at each reporting date.

The following table provides a rollforward of the estimated fair value associated with our total financing liabilities:

For the Three Months Ended March 31,
(In thousands)	2024
Beginning balance, total financing liabilities	$112,164
Funding commitment received	—
Change in fair value recognized in other (income) expense, net	914
Change in fair value attributable to instrument-specific credit risk recognized in other comprehensive (income) loss	920
Ending balance, total financing liabilities	$113,998

For additional information related to the fair value of our financing liability and financing liability, related party, please read Note 5, Financing Liabilities, to these unaudited condensed consolidated financial statements.

2027 Convertible Senior Notes

The fair value of the 2027 Notes, which were issued in August 2022, may differ from the carrying value. The fair value is determined utilizing prices for the 2027 Notes observed in market trading. As the market for the trading of the 2027 Notes is not considered to be an active market, the estimate of fair value is considered a Level 2 measurement. As of March 31, 2024, the estimated fair value of the 2027 Notes, which have an aggregate carrying value of $337.9 million, was $386.6 million. As of December 31, 2023, the 2027 Notes had an aggregate carrying value and estimated fair value of $337.4 million and $382.0 million, respectively.

For additional information related to the 2027 Notes, please read Note 6, 2027 Convertible Senior Notes, to these unaudited condensed consolidated financial statements.

8. Financial Statement Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
(In thousands)	March 31, 2024	December 31, 2023
Prepaid clinical trial services	$1,076	$1,717
Prepaid research and development expenses	868	1,821
Prepaid insurance	1,935	2,608
Other prepaid expenses	4,364	3,973
Interest receivable	4,963	5,291
Other	77	563
Prepaid expenses and other current assets	$13,283	$15,973

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
(In thousands)	March 31, 2024	December 31, 2023
Computer equipment and software	$1,045	$1,045
Furniture and fixtures	459	459
Laboratory equipment	13,240	13,212
Leasehold improvements	23,481	23,481
Construction in progress	699	16
Less: Accumulated depreciation	(13,995)	(12,566)
Property and equipment, net	$24,929	$25,647

Other Long-Term Assets

Other long-term assets consisted of the following:

	As of
(In thousands)	March 31, 2024	December 31, 2023
Other prepaid expenses, net of current portion	$904	$1,886
Deferred expenses associated with financing activities	122	122
Other	1,593	1,421
Other long-term assets	$2,619	$3,429

As of March 31, 2024 and December 31, 2023, other prepaid expenses, net of current portion, primarily consisted of deposits paid under certain CRO agreements that will be held until the completion and close-out of the related clinical trials with our CROs which are anticipated to end more than 12 months from the balance sheet date.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
(In thousands)	March 31, 2024	December 31, 2023
Accrued external research and development services	$50,867	$51,300
Accrued compensation and personnel costs	6,944	19,423
Accrued property and equipment	200	—
Accrued professional fees and consulting services	9,145	1,786
Accrued interest	1,078	3,234
Other	1,516	1,169
Accrued expenses and other current liabilities	$69,750	$76,912

Other Income (Expense), net

Other income (expense), net consisted of the following:

	For the Three Months Ended March 31,
(In thousands)	2024	2023
Loss on fair value remeasurement of financing liability, related party	$(457)	$(5,541)
Loss on fair value remeasurement of financing liability	(457)	(5,541)
Other, net	(7)	(8)
Other income (expense), net	$(921)	$(11,090)

9. Stockholders’ Equity

Preferred Stock

Pursuant to the terms of our certificate of incorporation, we have 10,000,000 authorized shares of preferred stock, par value $0.0001 per share, all of which shares of preferred stock are undesignated. Our board of directors or any authorized committee thereof is expressly authorized, without further action by our stockholders, to issue such shares of preferred stock from time to time on terms it may determine, to divide shares of preferred stock into one or more series and to fix the designations, preferences, privileges and restrictions of preferred stock. There were no issued and outstanding shares of preferred stock as of March 31, 2024 and December 31, 2023.

Common Stock

Pursuant to the terms of our certificate of incorporation, we have 500,000,000 authorized shares of common stock, par value $0.0001 per share. There were 181,888,631 and 181,362,064 shares of common stock issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.

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

ATM Program

In November 2021, we entered into an open market sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $250.0 million of our common stock from time-to-time in “at-the-market” offerings (the ATM Program). As of March 31, 2024, no sales had been made pursuant to the ATM Program.

10. Equity-Based Compensation

Equity-based Compensation Expense

The following table summarizes equity-based compensation expense included in our unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended March 31,
(In thousands)	2024	2023
Research and development	$9,477	$6,339
General and administrative	11,455	6,253
Total equity-based compensation expense included in total operating expense	$20,932	$12,592

The following table summarizes equity-based compensation expense by award type included in our unaudited condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended March 31,
(In thousands)	2024	2023
Stock options	$13,069	$11,663
Restricted stock units	6,568	703
Performance restricted stock units	1,295	—
Employee stock purchase plan	—	226
Total equity-based compensation expense included in total operating expense	$20,932	$12,592

Stock Options

There were no stock options granted during the three months ended March 31, 2024. Stock options granted during the three months ended March 31, 2023 had a weighted average grant-date fair value of $26.21 and the assumptions that we used to determine the fair value of stock options granted to employees for the three months ended March 31, 2023, are summarized as follows, presented on a weighted average basis:

Risk free interest rate	3.76%
Expected term (in years)	6.08
Expected volatility	90.5%
Expected dividend yield	0.0%

As of March 31, 2024, total unrecognized equity-based compensation expense relating to stock options outstanding was $91.9 million, which is expected to be recognized over a weighted average period of 2.3 years.

The following table summarizes our stock option activity for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2023	17,151,253	$16.64	6.92	$441.9
Granted	—	—
Exercised	(421,183)	10.80
Forfeited, canceled or expired	(15,190)	30.38
Outstanding at March 31, 2024	16,714,880	$16.77	6.71	$426.2
Options vested and expected to vest as of March 31, 2024	16,714,880	$16.77	6.71	$426.2
Options exercisable as of March 31, 2024	11,898,484	$12.66	6.14	$352.3

The aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of in-the-money options. Our closing stock price as reported on the Nasdaq Stock Market as of March 28, 2024, the last trading day of the quarter, was $42.27.

Restricted Stock Units

The following table summarizes our restricted stock unit activity for the three months ended March 31, 2024:

	Restricted Stock Units
	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2023	703,142	$31.13
Granted	2,435,011	42.24
Vested	(105,384)	34.37
Forfeited	(3,512)	38.74
Non-vested at March 31, 2024	3,029,257	$39.94

As of March 31, 2024, total unrecognized equity-based compensation expense relating to restricted stock unit awards was $113.7 million, which is expected to be recognized over a weighted average period of 3.7 years.

Performance Restricted Stock Units

There were no performance restricted stocks units (PSUs) granted during the three months ended March 31, 2024 or 2023. In the second quarter of 2023, we granted 320,742 PSUs. The number of PSUs granted represents the target number of units that are eligible to vest at the end of a four-year performance period, subject to the grantee’s continued service through the end of the performance period. The PSUs will be settled in shares at the end of the four-year performance period and are equity-classified. For additional information related to our PSUs, please read Note 14, Equity-based Compensation, to our audited consolidated financial statements included in our Annual Report.

As of March 31, 2024, total unrecognized equity-based compensation expense relating to our PSUs was $16.6 million, which is expected to be recognized over a weighted average period of 3.2 years.

11. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share:

	For the Three Months Ended March 31,
(In thousands, except share amounts and per share data)	2024	2023
Numerator:
Net loss	$(131,912)	$(104,286)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	181,610,675	156,648,365
Net loss per share, basic and diluted	$(0.73)	$(0.67)

Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of all potential dilutive securities would have been anti-dilutive. The shares in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of
	March 31, 2024	March 31, 2023
Stock options outstanding	16,714,880	18,419,224
Restricted stock units outstanding	3,029,257	559,117
Performance restricted stock units outstanding(1)	320,742	—
ESPP Shares issuable	—	32,410
Common stock issuable upon conversion of the 2027 Notes	7,439,338	7,439,338
Total	27,504,217	26,450,089

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

12. Income Taxes

For the three months ended March 31, 2024 and 2023, we did not record income tax benefits for net operating losses incurred or for the research and development tax credits generated in each period due to the uncertainty of realizing a benefit from those items. Our tax provision and the resulting effective tax rate for interim periods is determined based upon our estimated annual effective tax rate, adjusted for the effect of discrete items arising during the interim quarterly period. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarterly period, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarterly period, we update our estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter.

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards, research and development tax credits and capitalized research and development costs. We have considered our history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies, and have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As a result, as of March 31, 2024 and December 31, 2023, we have recorded a full valuation allowance against our net deferred tax assets.

13. Legal Proceedings

We, from time to time, may be subject to various legal proceedings and claims that may arise in the ordinary course of business. Except as described below, we were not subject to any material legal proceedings as of March 31, 2024, and, to the best of our knowledge, no material legal proceedings are currently pending or threatened.

In January and February of 2024, in connection with the Merger, three purported stockholders of the Company commenced actions against the Company and its board members challenging the adequacy of disclosures in the Company’s proxy statement relating to the Merger in the United States District Courts for the Southern District of New York and District of Delaware. The three actions are captioned Travers v. Cerevel Therapeutics Holdings, Inc., et al., Case No. 1:24-cv-00493 (S.D.N.Y.), Scott v. Cerevel Therapeutics Holdings, Inc., et al., Case No. 1:24-cv-00099-UNA (D. Del.), and Dixon v. Cerevel Therapeutics Holdings, Inc., et al., Case No. 1:24-cv-00100-UNA (D. Del.). A number of other purported stockholders sent letters and/or draft complaints to the Company alleging similar deficiencies as those noted above, and one purported stockholder issued a demand letter seeking inspection of the Company’s books and records pursuant to 8 Del. C. § 220. The Company believes it has substantial defenses to these claims. An estimate of the possible loss or range of losses cannot be made at this time and no liability has been recorded as of March 31, 2024 and December 31, 2023.

14. Commitments and Contingencies

As of March 31, 2024, we have several ongoing clinical studies in various clinical trial stages. Our most significant contracts relate to agreements with CROs for clinical trials and preclinical studies and CMOs for the manufacturing of drug substance, which we enter into in the normal course of business. The contracts with CROs and CMOs are generally cancellable, with notice, at our option.

Guarantees and Indemnification Obligations

We enter into standard indemnification obligations in the ordinary course of business. Pursuant to these obligations, we indemnify and agree to reimburse the indemnified party for certain losses and costs incurred by the indemnified party. The term of these indemnification obligations is generally perpetual after execution of the agreement. In addition, we have entered into indemnification obligations with members of our board of directors and our executive officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. To date, we have not incurred any losses or any material costs related to these indemnification obligations and no claims with respect thereto were outstanding. We do not believe that the outcome of any claims under indemnification arrangements will have a material effect on our financial position, results of operations and cash flows, and we have not accrued any liabilities related to such obligations in our unaudited condensed consolidated financial statements as of March 31, 2024 and December 31, 2023.

Obligations Contingent upon the Merger

We will be obligated to make significant contingent payments upon the consummation of the Merger. As the Merger was not deemed to be probable of being achieved as of March 31, 2024, we have not accrued any liabilities related to such contingent obligations in our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.

15. Related Parties

As of March 31, 2024 and December 31, 2023, Pfizer held 27,349,211 shares of our common stock and had nominated two members to our board of directors. For information related to our license agreement with Pfizer, please read Note 4, Pfizer License Agreement, to these unaudited condensed consolidated financial statements.

As of March 31, 2024 and December 31, 2023, Bain Investor held 65,679,781 shares of our common stock and had nominated six members to our board of directors, with two such representatives that were required to be independent and were subject to Pfizer’s prior written consent.

NDA Filing Support Services

In January 2024, we entered into an agreement with Pfizer pursuant to which Pfizer will provide us with New Drug Application (NDA) filing support services consisting of data and document sharing, submission package support and report generation. As of March 31, 2024, $0.2 million of expenses have been incurred pursuant to this agreement. All such expenses incurred are included in accrued expenses and other liabilities and accounts payable as of March 31, 2024.

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

Funding Agreement

In April 2021, we entered into a funding agreement with Bain, pursuant to which Bain committed to provide $62.5 million in funding (the Bain Funding Commitment) to support our development of tavapadon for the treatment of Parkinson’s disease over four years, of which approximately $15.5 million (25% of the Bain Funding Commitment, net of $0.1 million of fees incurred by Bain) was received in April 2021, approximately $18.8 million (30% of the Bain Funding Commitment) was received in April 2022, approximately $15.6 million (25% of the Bain Funding Commitment) was received in April 2023, and approximately $12.5 million (20% of the Bain Funding Commitment) was received in April 2024. For additional information related to our funding agreement with Bain, please read Note 5, Financing Liabilities, to these unaudited condensed consolidated financial statements.

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

16. Subsequent Events

We have completed an evaluation of all subsequent events after the unaudited balance sheet date of March 31, 2024, through May 8, 2024, the issuance date of these financial statements, to ensure that these unaudited condensed consolidated financial statements include appropriate disclosure of material events both recognized in these unaudited condensed consolidated financial statements as of March 31, 2024, and material events which occurred subsequently but were not recognized in these unaudited condensed consolidated financial statements. We have concluded that no such subsequent events other than the following have occurred that require disclosure:

Funding Agreement Receipts

Pursuant to the Funding Agreements, we received the last funding payment of $25.0 million (20% of the Total Funding Commitment) in April 2024. For additional information related to our Funding Agreements, please read Note 5, Financing Liabilities, to these unaudited condensed consolidated financial statements.

Jacobs Street Sublease

In April 2024, we entered into a sublease for additional space in our corporate headquarters location at 222 Jacobs Street, Cambridge, Massachusetts with an initial term of 3.5 years. The sublease provides for an additional approximate 49,000 square feet of office space to bring the total space at our corporate headquarters to approximately 110,000 square feet. Under the terms of the sublease, the aggregate base rent payments will total approximately $7.6 million over the initial term, excluding certain operating and tax expenses, parking and utilities. We also have the option to extend the sublease for an additional two-year term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report, and the audited consolidated financial statements and accompanying notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2023, or our Annual Report. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the sections entitled “Summary of Material Risks Associated with Our Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the material and other risks that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Business Overview

Introduction

We are a clinical-stage biopharmaceutical company pursuing a targeted approach to neuroscience that combines a deep understanding of disease-related biology and neurocircuitry of the brain with advanced chemistry and central nervous system target receptor selective pharmacology to discover and design new therapies. We seek to transform the lives of patients through the development of new therapies for neuroscience diseases, including schizophrenia, Alzheimer’s disease psychosis, epilepsy, panic disorder and Parkinson’s disease. We are advancing our extensive and diverse pipeline with numerous clinical trials underway or planned, including one completed and two ongoing Phase 3 trials and an open-label extension trial for tavapadon in Parkinson’s, two ongoing Phase 2 trials and an open-label extension trial for emraclidine in schizophrenia, an ongoing Phase 2 proof-of-concept trial and an open-label extension trial for darigabat in focal epilepsy and an ongoing Phase 2 proof-of-concept trial for darigabat in panic disorder. See “—Our Pipeline” below. We have built a highly experienced team of senior leaders and neuroscience drug developers who combine a nimble, results-driven biotech mindset with the proven expertise of large pharmaceutical company experience and capabilities in drug discovery and development.

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

Under the terms of the proposed transaction, among other things, AbbVie will acquire all outstanding shares of Cerevel for $45.00 per share in cash. The transaction values Cerevel at a total equity value of approximately $8.8 billion. The boards of directors of both companies have approved the transaction, and Cerevel’s stockholders approved the transaction at a special meeting held on February 16, 2024. This transaction is expected to close in the middle of 2024, subject to regulatory approvals and other customary closing conditions.

Our Pipeline

The following table summarizes our current portfolio of programs. This table does not include multiple additional preclinical programs that have not yet been disclosed.

Compound
Disease Area
Discovery
Pre-clinical
Phase 1
Phase 2
Phase 3
Mechanism
Lead Programs
Emraclidine
Schizophrenia
Emraclidine
Alzheimer's Disease Psychosis
Fast Track Designation
M4 PAM
Darigabat
Epilepsy
Darigabat
Panic Disorder
GABAA α2/3/5 PAM
Tavapadon
Monotherapy (Early-Stage) Parkinson's
Tavapadon (adjunct with L-Dopa)
Adjunctive (Late-Stage) Parkinson's
D1/D5 Strong Partial Agonist
CVL-871
Dementia-Related Apathy
Fast Track Designation
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

In April 2024, we announced positive topline results for the Phase 3 TEMPO-3 trial that evaluated the efficacy, safety and tolerability of tavapadon as an adjunctive therapy to levodopa, L-dopa, in adults. The trial met its primary endpoint – patients treated with tavapadon adjunctive to L-dopa experienced a clinically meaningful and statistically significant increase of 1.1 hours in total “on” time without troublesome dyskinesia compared to those treated with L-dopa and placebo (1.7 hours vs. 0.6 hours, p <0.0001). A statistically significant reduction in “off” time, the key secondary endpoint, was also observed for the tavapadon treatment arm. Tavapadon was generally well tolerated. The safety profile observed in the TEMPO-3 trial was consistent with prior clinical trials of tavapadon. The majority of adverse events reported were mild to moderate in severity.

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

We have incurred significant operating losses since our inception and, as of March 31, 2024, we have not yet generated revenues. We have funded our operations primarily with the net proceeds received from the issuance of preferred stock, common stock and convertible senior notes, net proceeds from the consummation of our Business Combination (as defined herein) and our Funding Agreements.

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

General and Administrative

We expense general and administrative costs as incurred. General and administrative expenses consist primarily of salaries, benefits and equity-based compensation for personnel in executive, finance, human resources, market research and development, legal and other corporate functions. General and administrative expenses also include legal fees incurred relating to corporate and patent matters, expenses directly associated with the Merger, professional fees incurred for auditing, consulting services, market development and pre-commercial planning activities, and insurance costs, facilities-related costs and depreciation expenses.

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

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements or our tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2024, we continue to maintain a full valuation allowance against all of our net deferred tax assets based on our evaluation of all available evidence.

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

Results of Operations

The following table summarizes our results of operations:

	For the Three Months Ended March 31,
(In thousands)	2024	2023	Change
Operating expenses:
Research and development	$106,425	$78,181	36%
General and administrative	36,231	21,370	70%
Total operating expenses	142,656	99,551	43%
Loss from operations	(142,656)	(99,551)	43%
Interest income, net	14,455	9,076	59%
Interest expense	(2,652)	(2,636)	1%
Other income (expense), net	(921)	(11,090)	(92)%
Loss before income taxes	(131,774)	(104,201)	26%
Income tax benefit (provision), net	(138)	(85)	62%
Net loss	$(131,912)	$(104,286)	26%

Research and Development

The following table summarizes the components of research and development expense:

	For the Three Months Ended March 31,
(In thousands)	2024	2023	Change
Tavapadon	$15,556	$14,479	7%
Emraclidine	38,322	21,971	74%
Darigabat	4,753	5,547	(14)%
CVL-871	1,018	944	8%
Other research and development programs	8,369	5,093	64%
Unallocated	7,334	5,678	29%
Personnel costs	21,596	18,130	19%
Equity-based compensation	9,477	6,339	50%
Total research and development	$106,425	$78,181	36%

For the three months ended March 31, 2024, compared to the same period in 2023, the increase in research and development expense was primarily due to the continued advancement of our emraclidine program as well as an increase in personnel costs and equity-based compensation as we continue to expand capabilities to advance our pipeline. For the comparative period, the increase in our emraclidine program primarily reflects the advancement of our two ongoing Phase 2 trials, our open-label extension trial and registration-enabling activities in schizophrenia and our ongoing Phase 1 trial to support future development in Alzheimer’s disease psychosis. The increase in other research and development programs for the comparative period primarily reflects the timing of early-stage research and development activities.

General and Administrative

	For the Three Months Ended March 31,
(In thousands)	2024	2023	Change
General and administrative	$36,231	$21,370	70%

For the three months ended March 31, 2024, compared to the same period in 2023, the increase in general and administrative expense primarily reflects approximately $8.8 million of expenses directly associated with the Merger incurred in the first quarter of 2024. The increase for the comparative period also reflects higher equity-based compensation and other personnel-related costs.

Interest Income, Net

	For the Three Months Ended March 31,
(In thousands)	2024	2023	Change
Interest income, net	$14,455	$9,076	59%

Interest income, net consists of interest earned on our cash, cash equivalents, marketable securities and restricted cash. For the three months ended March 31, 2024, compared to the same period in 2023, the increase in interest income, net, was primarily due to higher average comparable cash, cash equivalent and marketable security balances and higher returns earned on our marketable securities.

Interest Expense

	For the Three Months Ended March 31,
(In thousands)	2024	2023	Change
Interest expense	$(2,652)	$(2,636)	1%

Interest expense consists of interest accrued on the principal balance of the 2027 Notes issued in August 2022 and the amortization of debt issuance costs. For additional information related to the 2027 Notes, please read Note 6, 2027 Convertible Senior Notes, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Other Income (Expense), Net

The following table summarizes the components of other income (expense), net:

	For the Three Months Ended March 31,
(In thousands)	2024	2023	Change
Loss on fair value remeasurement of financing liability, related party	$(457)	$(5,541)	(92)%
Loss on fair value remeasurement of financing liability	(457)	(5,541)	(92)%
Other, net	(7)	(8)	(13)%
Other income (expense), net	$(921)	$(11,090)	(92)%

For the three months ended March 31, 2024 and 2023, other income (expense), net primarily reflects net losses recognized on the fair value remeasurement of our financing liabilities associated with the Funding Agreements that were entered into in April 2021. For the three months ended March 31, 2024, the net loss in the fair value remeasurement of our financing liabilities was primarily due to the passage of time, partially offset by changes in market inputs, including discount rates. For the three months ended March 31, 2023, the net loss in the fair value remeasurement of our financing liabilities was primarily due to the passage of time and changes in market inputs, including discount rates.

For additional information related to the fair value of our financing liabilities associated with the Funding Agreements, please read Note 5, Financing Liabilities, and Note 7, Fair Value Measurements, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Liquidity and Capital Resources

Sources of Liquidity and Capital

We have incurred significant operating losses since our inception, and we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. Our net losses totaled $131.9 million and $104.3 million for the three months ended March 31, 2024 and 2023, respectively and as of March 31, 2024, we have not yet generated revenues.

Our cash, cash equivalents and marketable securities totaled $1,064.9 million as of March 31, 2024. Until required for use in our business, we typically invest our cash in money market funds and investment grade short to intermediate-term fixed income securities. We attempt to minimize credit risk related to our cash, cash equivalents and marketable securities by maintaining balances primarily in custodial accounts only with accredited financial institutions and maintaining a well-diversified portfolio that limits the amount of exposure as to institution, maturity and investment type.

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

In April 2021, we entered into a funding agreement, or the NovaQuest Funding Agreement, with NovaQuest Co-Investment Fund XVI, L.P., or NovaQuest, and a funding agreement, or the Bain Funding Agreement, with BC Pinnacle Holdings, LP, or Bain, pursuant to which NovaQuest and Bain committed to provide $125.0 million in funding, or the Total Funding Commitment, to support our development of tavapadon for the treatment of Parkinson’s disease over four years, of which approximately $31.1 million (25% of the Total Funding Commitment, net of $0.2 million of fees incurred by Bain and NovaQuest) was received in April 2021, $37.5 million (30% of the Total Funding Commitment) was received in April 2022, $31.3 million (25% of the Total Funding Commitment) was received in April 2023 and $25.0 million (20% of the Total Funding Commitment) was received in April 2024. We refer to the NovaQuest Funding Agreement and the Bain Funding Agreement, collectively, as the Funding Agreements and NovaQuest and Bain, collectively, as the Funding Investors.

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

In November 2021, we entered into an open market sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale of up to $250.0 million of our common stock from time-to-time in “at-the-market” offerings, or the ATM Program. As of March 31, 2024, no sales had been made pursuant to the ATM Program.

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

•
the timing of and ability to consummate the Merger;
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

Working Capital

The following table summarizes our total working capital, defined as current assets less current liabilities:

	As of
(In thousands)	March 31, 2024	December 31, 2023	Change
Current assets	$859,577	$1,006,938	(15)%
Current liabilities	(84,104)	(92,179)	(9)%
Total working capital	$775,473	$914,759	(15)%

The decrease in working capital at March 31, 2024 from December 31, 2023, reflects a net decrease in total current assets of $147.4 million partially offset by a net decrease in total current liabilities of $8.1 million.

The net decrease in total current assets was primarily driven by net cash flows used in operating activities, as discussed in further detail below.

The net decrease in current liabilities was primarily due to decreases in accrued expenses and other current liabilities, primarily related to the timing of payments associated with accrued employee compensation and other personnel costs as well as accrued interest on the 2027 Notes, partially offset by increases in accrued professional fees and consulting services associated with the Merger.

Cash Flows

The following table summarizes our sources and uses of cash:

	For the Three Months Ended March 31,
(In thousands)	2024	2023	Change
Net cash flows used in operating activities	$(119,669)	$(94,923)	26%
Net cash flows provided by investing activities	19,165	110,783	(83)%
Net cash flows provided by financing activities	4,475	1,435	212%
Net increase (decrease) in cash, cash equivalents and restricted cash	$(96,029)	$17,295	(655)%

Cash Flows Used in Operating Activities

Net cash flows used in operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities.

Net cash flows used in operating activities is derived by adjusting our net loss for:

•
non-cash items such as depreciation and amortization, adjustments to operating lease expense, equity-based compensation, amortization of debt issuance costs, amortization of premiums and accretion of discounts on marketable securities and changes in the fair value remeasurement of our financing liabilities; and
•
changes in operating assets and liabilities reflecting timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.

For the three months ended March 31, 2024, cash used in operating activities reflects our net loss for the period of $131.9 million, adjusted for net non-cash adjustments totaling $17.4 million and a net change of $5.2 million in our net operating assets and liabilities. Our non-cash adjustments primarily consisted of $20.9 million of equity-based compensation expense, partially offset by $6.1 million of net accretion of discounts on marketable securities. The net changes in our operating assets and liabilities primarily reflect a net decrease in accrued expenses and other liabilities, partially offset by a net decrease in prepaid expenses and other current assets. The net decrease in accrued expenses and other liabilities was primarily related to the timing of payments associated with accrued employee compensation and other personnel costs as well as accrued interest on the 2027 Notes, partially offset by increases in accrued professional fees and consulting services associated with the Merger. The net decrease in prepaid expenses and other current assets was primarily related to the recognition of expenses for research and development expenses and clinical trial services.

For the three months ended March 31, 2023, cash used in operating activities reflects our net loss for the period of $104.3 million, adjusted for net non-cash adjustments totaling $20.0 million and a net change of $10.6 million in our net operating assets and liabilities. Our non-cash adjustments primarily consisted of $12.6 million of equity-based compensation expense and $11.1 million associated with the change in fair value of financing liabilities associated with the Funding Agreements. The net changes in our operating assets and liabilities primarily reflects decreases in accrued expenses and other liabilities and accounts payable. The net decrease in accrued expenses and other liabilities was primarily related to the timing of payments associated with accrued employee compensation and other personnel costs as well as accrued interest on the 2027 Notes, offset by increases in accruals related to external research and development services.

Cash Flows Provided by Investing Activities

For the three months ended March 31, 2024, net cash provided by investing activities reflected $142.1 million of maturities and redemptions of marketable securities, partially offset by $122.6 million used for purchases of marketable securities and $0.3 million used for purchases of property and equipment.

For the three months ended March 31, 2023, net cash provided by investing activities reflected $298.8 million of maturities and redemptions of marketable securities, partially offset by $187.6 million used for purchases of marketable securities and $0.3 million used for purchases of property and equipment.

Cash Flows Provided by Financing Activities

For the three months ended March 31, 2024, net cash provided by financing activities primarily reflected $4.6 million of proceeds received from the exercise of stock options.

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

Our most significant contracts relate to agreements with CROs for clinical trials and preclinical studies, CMOs and other service providers for operating purposes, which we enter into in the normal course of business. These contracts are generally cancelable at any time by us following a certain period after notice and therefore, we believe that our non-cancelable obligations under these agreements are not material. In addition, we have obligations with respect to potential future royalties payable, contingent development, regulatory and commercial milestone payments and potential amounts related to uncertain tax positions. The timing and amount of such obligations are unknown or uncertain as of March 31, 2024.

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

For additional information related to the Pfizer License Agreement, please read Note 4, Pfizer License Agreement, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Funding Agreements

In April 2021, we entered into the Funding Agreements, pursuant to which we received a combined total of $125.0 million to support our development of tavapadon for the treatment of Parkinson’s disease, of which approximately $31.1 million (25% of the Total Funding Commitment, net of $0.2 million of fees incurred by Bain and NovaQuest) was received in April 2021, $37.5 million (30% of the Total Funding Commitment) was received in April 2022, $31.3 million (25% of the Total Funding Commitment) was received in April 2023 and $25.0 million (20% of the Total Funding Commitment) was received in April 2024. In return, we agreed to pay NovaQuest and Bain significant regulatory milestone, sales milestone and royalty payments upon approval of tavapadon by the FDA that collectively will not exceed $531.3 million. In addition, we have the option to satisfy our payment obligations to NovaQuest and Bain upon the earlier of FDA approval or May 1, 2025, by paying an amount equal to the Total Funding Commitment multiplied by an initial factor of 3.00x. This factor will increase ratably over time up to a maximum of 4.25x, less amounts previously paid to NovaQuest and Bain.

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

Contract Research and Manufacturing Organizations

As of March 31, 2024 and December 31, 2023, we recorded accrued expenses of approximately $44.4 million and $45.0 million, respectively, in our condensed consolidated balance sheets for expenditures incurred by CROs and CMOs.

Tax Related Obligations

To date, we have not recognized any reserves related to uncertain tax positions. As of March 31, 2024 and December 31, 2023, we had no accrued interest or penalties related to uncertain tax positions.

Obligations Contingent upon the Merger

We will be obligated to make significant contingent payments upon consummation of the Merger. As the Merger was not deemed probable of being achieved as of March 31, 2024, we have not accrued any liabilities related to such contingent obligations in our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.

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

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our most critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report, and a discussion of some of the significant estimates and assumptions made in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report is set forth in Note 3, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. There have been no changes to our critical accounting policies and estimates described in our Annual Report that have materially impacted operating results for the three months ended March 31, 2024.

Recent Accounting Pronouncements

For a discussion of new accounting standards and their expected impact on our consolidated financial statements or disclosures, please read Note 3, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities, which are affected by changes in the general level of U.S. interest rates.

We had cash, cash equivalents and marketable securities of $1,064.9 million and $1,176.2 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, these balances consisted of bank deposits, highly liquid money market funds and investment grade short to intermediate-term fixed income securities.

Interest Rate Sensitivity

The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of March 31, 2024, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $4.9 million to our interest rate sensitive instruments. As of December 31, 2023, we estimate that such hypothetical 100 basis point adverse movement would result in a hypothetical loss in fair value of approximately $4.8 million to our interest rate sensitive instruments. Fluctuations in interest rates have not been significant for us in any periods presented.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with the other information in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes included in this Quarterly Report and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our securities. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which event the market price of our common stock could decline, and you could lose part or all of your investment. Unless otherwise indicated, reference in this section and elsewhere in this Quarterly Report to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, the business, reputation, financial condition, results of operations, revenue and our future prospects. The material and other risks and uncertainties summarized elsewhere in this Quarterly Report and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to the Merger

The conditions under the Merger Agreement to our and AbbVie’s consummation of the Merger may not be satisfied at all or in the anticipated timeframe.

On December 6, 2023, we entered into the Merger Agreement with AbbVie, Intermediate Holdco and Merger Sub, pursuant to which Merger Sub will be merged with and into Cerevel, with Cerevel surviving the merger as a wholly owned subsidiary of AbbVie.

Cerevel’s stockholders approved the Merger at a special meeting held on February 16, 2024. Consummation of the Merger is subject to the receipt of certain regulatory approvals; the expiration or termination of any applicable waiting period (and extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; obtaining all waivers and approvals under certain other specified antitrust laws, as applicable; the absence of any law or order by any governmental authority that would make illegal or otherwise prohibit or prevent the Merger; and other conditions specified in the Merger Agreement. As a result, there can be no assurance that the Merger will be consummated. These conditions are described in more detail in the Merger Agreement, which is filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on December 7, 2023, and incorporated herein by reference.

We intend to pursue all required approvals in accordance with the Merger Agreement. However, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement.

Furthermore, we and our board of directors have been named as defendants in lawsuits brought by purported holders of our common stock challenging our board of directors’ actions in connection with the Merger and seeking, among other things, injunctive relief to enjoin the defendants from completing the Merger on the agreed-upon terms. See Note 13, Legal Proceedings to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for more information regarding such lawsuits. If a settlement or other resolution is not reached in the lawsuits and the plaintiffs secure injunctive relief prohibiting, delaying, or otherwise adversely affecting our ability to consummate the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected timeframe or at all. Further, whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.

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

In addition, our executive officers and directors may have interests in the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include without limitation the following:

•
most members of our board of directors and each of our executive officers holds outstanding Cerevel equity awards;
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

These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of our company, even one that may be deemed of greater value to our stockholders than the Merger. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee may result in that third party offering a lower value to our stockholders than such third party might otherwise have offered.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $131.9 million and $104.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we have not yet generated revenues. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

We are required to make payments to the Funding Investors upon the achievement of certain regulatory and sales milestones. In addition, if we suspend or terminate the development of tavapadon or fail to perform certain diligence obligations, under certain circumstances, we will pay the Funding Investors a combined amount equal to the total amount funded by the Funding Investors up to the date of termination, plus 12% interest compounded annually, or in some cases require us to refund a portion of the most recent payment made to us by the Funding Investors. We may not have sufficient capital to make the required payments to the Funding Investors on a timely basis or at all. In conjunction with the Funding Agreements, we also entered into security agreements with the Funding Investors pursuant to which we granted the Funding Investors a security interest in the assets material to the development and commercialization of tavapadon in the United States to secure our obligations under the Funding Agreements. If we are unable to comply with such obligations, then the Funding Investors may be able to foreclose on the collateral that was pledged to the Funding Investors. Any of the foregoing events could significantly and adversely affect our financial condition and results of operations.

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

In order to obtain FDA approval of our product candidates, we must, among other things, demonstrate substantial evidence of the effectiveness of such product candidates. FDA has generally considered this demonstration to require data gathered from two or more adequate and well-controlled clinical trials of the product candidate in the relevant patient population, or in some cases, one adequate and well-controlled trial plus other confirmatory evidence. Adequate and well-controlled clinical trials typically involve a large number of patients, have significant costs and take years to complete. The FDA or other regulatory authorities may disagree with us about whether a clinical trial is adequate and well-controlled or may request that we conduct additional clinical trials prior to granting any regulatory approval. In addition, there is no assurance that the doses, endpoints and trial designs that we intend to use for our planned clinical trials, including those that we have developed based on feedback from the FDA or other regulatory agencies or those that have been used for the approval of similar drugs, will be acceptable for future approvals. For example, while we have designed our registration-directed Phase 3 program for tavapadon after receiving input and feedback from the FDA, there can be no assurance that the design of our planned clinical trials will be satisfactory to the FDA or that the FDA will not require us to modify our trials or conduct additional testing, or that completing these trials will result in regulatory approval. See the section entitled “Business—Our Lead Programs—Tavapadon—Our Solution–Tavapadon—Ongoing Clinical Trials—TEMPO-1: Phase 3 Fixed-Dose Monotherapy (Early-Stage) Parkinson’s Trial” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of our discussions with the FDA regarding the proposed primary endpoint of our Phase 3 trials of tavapadon as monotherapy in early-stage Parkinson’s. Even if our Phase 3 clinical trials as monotherapy in early-stage Parkinson’s achieve their primary endpoint, there can be no assurance that the FDA will find them sufficient to support approval if, for example, the FDA determines the contribution of the MDS-UPDRS Part II score to the primary endpoint results to be inadequate. Our Phase 2 early-stage Parkinson’s trial of tavapadon did not use the MDS-UPDRS Part II score as a primary endpoint and was therefore not powered to show a statistically significant difference from placebo for this measure. In addition, based on our end-of-Phase 2 meeting with the FDA where we presented single-dose electrocardiogram, or ECG, multiple-dose ECG and a model-based analysis of Phase 1 data, we plan to collect time-matched pharmacokinetic and ECG measures in a subset of patients as a sub-study in our ongoing Phase 3 fixed-dose monotherapy early-stage Parkinson’s trial. However, there can be no assurance that we will not be required to conduct additional testing on the safety and tolerability of tavapadon, including with respect to arrhythmia. Additionally, we are developing CVL-871 for the treatment of dementia-related apathy. There are no currently approved therapies for dementia-related apathy, and we may experience challenges in defining this indication. There are limited precedents for trial design, trial endpoints and regulatory pathway for this indication, which may make clinical development and regulatory approval of CVL-871 more challenging.

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

We have in-licensed the rights to substantially all of our current product candidates from Pfizer, for which they undertook prior research and development. We had no involvement with or control over the preclinical and clinical development of any of our product candidates prior to obtaining our in-license. In addition, we had no involvement in the development of third-party agents designed to be used in combination with our product candidates, such as L-dopa, which we studied in combination with tavapadon in our Phase 3 adjunctive late-stage Parkinson’s trial. Therefore, we are dependent on these third parties having conducted their research and development in accordance with the applicable protocols, legal and regulatory requirements, and scientific standards; having accurately reported the results of all preclinical studies and clinical trials conducted with respect to such product candidates and having correctly collected and interpreted the data from these studies and trials. These risks also apply to any additional product candidates that we may acquire or in-license in the future. If these activities were not compliant, accurate or correct, the clinical development, regulatory approval or commercialization of our product candidates will be adversely affected.

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

Our failure to successfully initiate and complete clinical trials and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates would significantly harm our business. Our product candidate development costs will also increase if we experience delays in testing or regulatory approvals and we may be required to obtain additional funds to complete clinical trials. Delays in our development of tavapadon in the United States could put us in potential breach of our development and commercialization obligations under the Funding Agreements. We cannot assure you that our clinical trials will begin as planned or be completed on schedule, if at all, or that we will not need to restructure or otherwise modify our trials after they have begun. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of our product candidates.

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

We intend to evaluate our product candidates in combination with other compounds. The use of our product candidates in combination with other compounds may subject us to risks that we would not face if our product candidates were being administered as a monotherapy. For instance, in our Phase 3 adjunctive late-stage Parkinson’s trial, we evaluated tavapadon in combination with L-dopa for the treatment of late-stage Parkinson’s, and L-dopa’s safety issues may be improperly attributed to tavapadon or the administration of tavapadon with L-dopa may result in safety issues that such other therapies or tavapadon would not have when used alone. Developing combination therapies using other compounds also exposes us to additional clinical risks, such as the requirement that we demonstrate the safety and efficacy of each active component of any combination regimen we may develop.

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
•
a product may become less competitive; and
•
our reputation may suffer.

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

As of March 31, 2024, we had 355 full-time employees. Our focus on the development of multiple initial product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. If we are not able to effectively expand our organization by hiring new qualified employees, our clinical trials may be delayed or terminated, we may not be able to successfully execute the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our development and commercialization goals.

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

As of March 31, 2024, Bain Investor and Pfizer own, collectively, approximately 51.1% of the outstanding shares of our common stock. Furthermore, so long as they own certain specified amounts of our equity securities, Bain Investor and Pfizer have certain rights to nominate our directors. As long as such entities each own or control a significant percentage of outstanding voting power, they will have the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of a merger or other significant corporate transaction, including a sale of substantially all of our assets. Some or all of these entities may have interests different than yours. For example, because these entities acquired their shares at prices substantially below the price at which other stockholders may have purchased shares or have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

Some of our manufacturers are located outside of the United States, including in China. There is currently significant uncertainty about the future relationship between the United States and various other countries, including China, with respect to trade policies, treaties, government regulations and tariffs. For instance, the proposed BIOSECURE Act would, among other things, prohibit loans and grants to, and federal contracts with, any entity that uses biotechnology equipment or services in performance of the government contract from certain Chinese biotechnology service providers, including WuXi AppTec, which manufactures API for certain of our product candidates. Passage of the BIOSECURE Act, or any other potential legislative or executive action (including the imposition of sanctions, trade restrictions or other foreign regulatory requirements) impacting our Chinese manufacturing partners could materially and adversely disrupt our supply chain or require us to develop additional supply sources, which could in turn delay our product development and commercialization efforts, limit our clinical and commercial supply, increase our manufacturing costs, raise quality control issues or create other risks and uncertainties. Increased tariffs could potentially disrupt our existing supply chains and impose additional costs on our business. Additionally, it is possible further tariffs may be imposed that could affect imports of APIs used in our product candidates, or our business may be adversely impacted by retaliatory trade measures taken by China or other countries, including restricted access to such raw materials used in our product candidates. Given the unpredictable regulatory environment in China and the United States and uncertainty regarding how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, further governmental action related to tariffs, additional taxes, regulatory changes or other retaliatory trade measures in the future could occur with a corresponding detrimental impact on our business and financial condition.

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

The ability of the FDA and comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA and comparable foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

The GDPR imposes strict rules on the transfer of personal data out of the EEA/UK to countries not regarded by European Commission and the United Kingdom government as providing adequate protection, or the third countries, including the United States, and the efficacy and longevity of current transfer mechanisms between the European Economic Area, or the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union (CJEU) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework (DPF), as released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as a EU GDPR transfer mechanism to U.S. entities self-certified under the DPF. The DPF also introduced a new redress mechanism for EU citizens which addresses a key concern in the previous CJEU judgments and may mean transfers under standard contractual clauses are less likely to be challenged in future. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames. This may lead to additional compliance costs and could increase our overall risk.

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

The strength of patents in the biopharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license now or in the future may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, the patents covering our product candidates may not adequately protect our product candidates or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, manufacture or commercialize and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced.

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

As of March 31, 2024, we had $562.9 million of liabilities, including $114.0 million of secured financing liabilities pursuant to the Funding Agreements and $337.9 million aggregate carrying value of indebtedness pursuant to the 2027 Notes. We may also incur additional indebtedness (including financial liabilities) to meet future financing needs. We are not restricted under the terms of the Indenture from incurring additional debt, securing then-existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the Indenture that could have the effect of diminishing our ability to make payments on our indebtedness, including the 2027 Notes, when due.

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

•
our failure to complete, delays in completing, or other developments related to the Merger;
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
(b)
None.
(c)
Insider Trading Arrangements and Policies

On January 2, 2024, Scott Akamine, our Chief Legal Officer, terminated a Rule 10b5-1 trading arrangement, originally adopted on March 16, 2022 and amended on November 21, 2022 and August 4, 2023. Prior to termination, the Rule 10b5-1 trading arrangement had provided for the sale of up to 77,500 shares of the Company’s common stock until February 28, 2025.

Item 6. Exhibits.

Exhibit Number	Description

2.1†

Agreement and Plan of Merger, dated as of December 6, 2023, by and among AbbVie Inc., Symphony Harlan LLC, Symphony Harlan Merger Sub Inc., and Cerevel Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant on December 7, 2023).

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

CEREVEL THERAPEUTICS HOLDINGS, INC.

Date: May 8, 2024	By:	/s/ Ron Renaud
Ron Renaud
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Susan Altschuller
Susan Altschuller, Ph.D.
Chief Financial Officer (Principal Financial Officer)